Form 10-K
period 1993-12-31
LOCTITE CORP
filed 1994-03-16
CIK 60041

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---                   EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- ---            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                        TO                       .
COMMISSION FILE NUMBER 1-7608

                              LOCTITE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       06-0701067
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

     10 COLUMBUS BOULEVARD, HARTFORD, CT                            06106
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 520-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    NAME OF EACH EXCHANGE ON WHICH
     TITLE OF EACH CLASS                      REGISTERED
- ------------------------------    -----------------------------------
 Common Stock, $.01 Par Value           New York Stock Exchange
                                        Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          YES  X      NO
                                                       ---        ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---
     The aggregate market value of voting stock held by non-affiliates of the registrant at March 11, 1994 was $1,477,015,844. On that date, there were 35,377,625 outstanding shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LOCTITE CORPORATION

                            ------------------------

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1993

                                                                                          PAGE
                                                                                          -----
                                              PART I
Item 1.     Business...................................................................     1
Item 2.     Properties.................................................................     4
Item 3.     Legal Proceedings..........................................................     5
Item 4.     Submission of Matters to a Vote of Security Holders........................     5
                                              PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......     6
Item 6.     Selected Financial Data....................................................     8
Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................    10
Item 8.     Financial Statements and Supplementary Data................................    16
Item 9.     Disagreements on Accounting and Financial Disclosure.......................    38
                                             PART III
Item 10.    Directors and Executive Officers of Registrant.............................    39
Item 11.    Executive Compensation.....................................................    39
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............    39
Item 13.    Certain Relationships and Related Transactions.............................    39
                                              PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........    40

                                     PART I

ITEM 1.  BUSINESS

  General Development of Business

     Loctite Corporation (the "Company") was organized as a Connecticut corporation in 1953 to manufacture and sell industrial adhesives and sealants. The Company reincorporated in Delaware in 1988. Its current line of such industrial products is sold in essentially all industrialized countries, in most cases through wholly owned subsidiaries.

     The Company expanded its activities to encompass the manufacture and sale of adhesives, sealants, and related products through automotive aftermarket and consumer channels, primarily by the acquisition of Permatex Company, Inc. in 1972 and Woodhill Chemical Company in 1974. The domestic businesses of these two companies were consolidated in 1976, and in 1980 were merged into a single division to conduct business as Loctite Corporation, Automotive and Consumer Group.

     During 1992, the Company moved ahead with its decision to consolidate the industrial, consumer, and automotive aftermarket divisions into the North American Region. The North American Region includes all of the Company's U.S., Canadian, Mexican, and Caribbean business activities, except for its electroluminescent lamp business. All of the Company's remaining operations are managed by its three other primary worldwide marketing regions.

  Financial Information About Industry Segments

     Loctite operates in one dominant segment: "adhesives, sealants, and related products". Applicable segment information is contained in Note 3 of the Notes to Consolidated Financial Statements.

  Description of Business

     The majority of the Company's adhesives, sealants, and related products are manufactured from raw materials at the Company's plants. Selected other products are purchased in bulk form and packaged for resale. A limited number of products are purchased in final packaged form. The principal materials and supplies used by the Company in the manufacture and packaging of products are generally commercially available from several sources in both the United States and Western Europe. While certain raw materials used by the Company, principally of petrochemical origin, have from time to time in the past been subject to supply shortages and price increases, the Company anticipates that adequate supplies of such raw materials will be available over the next several years.

     The basic monomer resins used in the compounding of the Company's sealants and adhesives are manufactured in Sabana Grande, Puerto Rico; Dublin, Ireland; and Greater Sao Paulo, Brazil. The compounding of these products and the manufacturing of the Company's consumer and automotive aftermarket sealants and adhesives are done at Sabana Grande, Puerto Rico; Dublin, Ireland; Kansas City, Kansas; Warrensville Heights, Ohio; and at smaller facilities in several other countries.

     The Company manufactures and sells a broad range of chemical sealants and adhesives having different chemical properties designed to suit a wide variety of applications. Special and standard equipment for the application of sealants and adhesives is also marketed by the Company, along with a variety of specialty chemical items which complement the sealants and adhesives line. The principal products are anaerobic sealants and adhesives and cyanoacrylate adhesives.

     Anaerobics. Anaerobic sealants and adhesives remain liquid in the presence of air but cure in the absence of air. These liquids are used to replace or augment mechanical means for locking, sealing, retaining and structurally bonding machine elements, providing extra strength and reliability to these assemblies, and increasing resistance to loosening or damage caused by shock or vibration. Anaerobic sealants and adhesives can be used without solvent removal processes, and in many cases permit the relaxation of machining tolerances. The net result is less complexity in manufacture and assembly operations for the user, frequently providing substantial overall cost savings.

     Anaerobic sealants and adhesives have an indefinite shelf life and are produced with a wide variety of chemical and physical properties to meet the demands of their numerous industrial applications. They are used primarily on metal surfaces in equipment such as vehicles, household appliances, electronic equipment, and numerous other mechanical subassemblies.

     Cyanoacrylates. Cyanoacrylate adhesives, known commonly as superglues, differ from anaerobic sealants and adhesives in that they cure upon exposure to moisture, which is present in trace amounts on the surfaces to be bonded. They cure in times ranging from a few seconds to several minutes to form thin, transparent bonds. Because of the speed and strength of cyanoacrylate bonds, these materials require care in handling and use.

     In general, cyanoacrylates have a shelf life in excess of one year and do not require extensive surface preparation prior to use. Cyanoacrylate adhesives may be used to bond metal, plastics, rubber, glass, ceramic, or wood, either together or in combination. Typical uses include the assembly of certain rubber and vinyl products, glass containers, auto accessories, electronic components, and office equipment, especially where speed of cure is an important consideration.

     Other Sealants, Adhesives and Related Products. The Company manufactures and sells other engineering adhesives, principally silicone sealants and adhesives, as well as epoxies and modified acrylic adhesives; ultraviolet light and primer cured sealants and coatings used in a wide variety of industrial applications; a line of home and auto-care products for consumer use, including high viscosity, noncuring sealants which are used principally to coat conventional gaskets and rust converters; and other related specialty chemicals, principally lubricating, and cleaning compounds.

     Other Products. The Company manufactures and sells various amounts of other products, primarily for household use, including metal-care products and cleaners for tile, porcelain, wood, metal, and fiberglass surfaces, as well as hand cleaners.

     The Company began in 1985 to manufacture and sell electroluminescent lamps, a new and versatile type of lighting device. This business expanded following the acquisition in November, 1986 of Luminescent Systems, Inc. of Lebanon, New Hampshire. In 1987, the Company merged its subsidiary, Loctite EL Systems, Inc. with Luminescent Systems, Inc., which created Loctite Luminescent Systems, Inc.

  Marketing

     The Company sells its products in essentially all industrialized countries of the world. Sales in North America and in Europe for the year ended December 31, 1993 accounted for approximately 44% and 36%, respectively, of consolidated net sales. Sales in the balance of the world accounted for approximately 20% of consolidated net sales.

     The Company has three principal user markets for its products: the industrial market, the consumer market, and the automotive aftermarket. The Company reaches user markets through its four regional marketing organizations:
North American; European; Latin American; and Asia/Pacific. Each marketing organization has the responsibility for developing marketing strategies and techniques for its area of operation within the framework of overall corporate marketing plans.

     In the North American Region, sales are made under the Loctite,(R) Duro,(R) and Permatex(R) trademarks through a network of nonexclusive distributors, jobbers, and sales agents, some of which also sell adhesives and sealants made by others. In addition, sales are made through a direct sales force maintained by the Company. The Company provides close and continuing contact with its major end users, distributors, and sales agents to provide optimum technical assistance and support for the use of its products. The Company's consumer products are marketed primarily through the hardware, automotive, food, and building supply channels.

     Internationally, most sales are made primarily through subsidiaries, most of which are wholly owned by the Company. The Company supports these subsidiaries with marketing and/or technical assistance and support from its offices in Greater Milan, Italy; Munich, Germany; Hong Kong; Greater Sao Paulo, Brazil; Newington, Connecticut; Sabana Grande, Puerto Rico; and Dublin, Ireland.

     The Company's business, on a consolidated basis, has not been subject to significant seasonal trends. However, individual market channels do show some degree of seasonality, particularly with the increasing trend toward the practice of summer plant shutdowns.

     The backlog of firm orders as of December 31, 1993 was $19,018,000 versus $19,737,000 as of December 31, 1992. The current backlog is expected to be substantially filled within the current fiscal year.

     Government contracts and purchases do not contribute materially to the Company's consolidated net sales and net earnings.

     No single customer of the Company accounted for 10 percent or more of consolidated net sales.

  Research and Development

     Research and development expenditures were $26,700,000 for the year ended December 31, 1993, $26,152,000 for the year ended December 31, 1992, and $22,498,000 for the year ended December 31, 1991.

  Competition

     Competitive products, including anaerobic sealants and adhesives and cyanoacrylate adhesives, are being marketed in countries where the Company conducts business. The Company has patent protection on various aspects of its sealants and adhesives in the United States and, to a lesser extent, in a number of foreign countries. Nearly all competitive anaerobic sealants and adhesives are sold at lower prices than the Company's products and, in some instances, at substantially lower prices. Although the Company has selectively reduced prices to meet competition from time to time, it believes that attention to a superior quality of product, technical service and customer needs has generally enabled it to maintain its market position without significant price reductions.

     Other liquid sealants and adhesives are available, many of which are produced by companies which are larger and have substantially greater financial resources than the Company. Alternatives to liquid sealants and adhesives, such as gaskets, lock washers, and self-locking nuts, are also available and compete with the Company's products.

  Environmental Matters

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, and competitive position. As previously reported in its 1992 report on Form 10-K, the Company is presently investigating a soil and groundwater contamination problem at its Newington, Connecticut, facility which has probably resulted from the failure of an underground storage tank and/or historically poor waste handling practices by Company personnel, or by other prior or concurrent users of the site, and/or adjacent sites. The tank, which formerly held chlorinated solvents, has been removed. Consultants hired by the Company have been working closely with officials of the Connecticut Department of Environmental Protection ("DEP") to identify the exact source of the contamination and its parameters. The Company spent approximately $170,000 in fiscal 1993 in continuing evaluation and initial remediation efforts. Approximately $200,000 is expected to be spent in 1994.

     In the future it is possible that the Company may become subject to a corrective action order under the Resource Conservation and Recovery Act ("RCRA") by the United States Environmental Protection Agency ("EPA"), which would involve an EPA supervised remediation program. However, the Company is currently discussing with the EPA whether the EPA has jurisdiction over the Newington site, since it is the Company's belief that it has never operated as a treatment, storage or disposal facility for hazardous wastes, but only as a generator of such wastes. If the EPA agrees with the Company's position, then remediation of the Newington site would be overseen only by the DEP. Due to the potential differences in remediation approaches which could emerge between the EPA and the DEP, the Company does not intend to begin a remediation program until the question of jurisdiction has been resolved. Consequently, it is not possible at this time to predict accurately total remediation expense.

  Employees

     At December 31, 1993, the Company had approximately 4,000 employees. The Company has had no significant strikes or work stoppages and considers employee relations to be satisfactory. Approximately 6% of the Company's employees are covered by collective bargaining agreements, specifically at the Company's plants in Kansas City, Kansas and Dublin, Ireland. There are no significant seasonal fluctuations in employment.

  Patents

     The Company owns a number of unexpired United States patents relating to anaerobic sealants and adhesives, and certain other sealants and adhesives, including cyanoacrylate adhesives, or on related products, uses, or manufacturing processes. These patents expire on various dates from 1994 to 2011. The Company also owns a substantial number of pending patent applications.

     The Company also has obtained patents, and regularly files new patent applications, in foreign countries, particularly the industrialized countries of Western Europe, Australia, Canada, and Japan. Because all applications have not been filed in all foreign countries and because of the varying degrees of protection afforded by foreign patent laws, the Company has somewhat less patent protection abroad than in the United States.

     The Company has obtained protection for major trademarks in essentially all countries where the trademarks are of commercial importance and regularly files new trademark applications on a worldwide basis.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The information required is contained in Note 3 of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company owns and leases properties located around the world. These properties are deemed adequate to meet the needs of the Company at present levels. The Company's properties are in good condition, well maintained, and modernized as required. Substantially all of the properties are in regular use. Listed below are the approximate square footage numbers by region.

     -- The North American Region consists of 1,100,000 square feet, of which 220,000 square feet are leased. Major locations include warehouses in Solon, Ohio (180,000 square feet) and Aurora, Illinois (140,000 square feet) for distribution of North American products; the Company's former Automotive and Consumer Group Headquarters in Warrensville Heights, Ohio (166,000 square feet), which includes manufacturing, administrative, and research activities; the North American Region Headquarters in Newington, Connecticut (141,000 square feet), which includes marketing, administrative, research, and warehousing; and a manufacturing, warehousing, and administrative facility in Sabana Grande, Puerto Rico (113,000 square feet). In the second half of 1994, the consolidated North American sales, marketing, and administrative functions, and research and development facilities will be housed in a new 200,000 square foot building on 57 acres in Rocky Hill, Connecticut. U.S. manufacturing, packaging, warehousing, and distribution will be centralized in existing facilities in Warrensville Heights and Solon, Ohio. The Company's operations in Newington, Connecticut and Aurora, Illinois will be phased out.

     -- The European Region consists of 532,000 square feet, of which 279,000 square feet are leased. The largest facility is in Dublin, Ireland (167,000 square feet) where manufacturing, warehousing, research and development, and administrative activities take place. Other major facilities are in France (103,000 square feet), Italy (82,000 square feet), Germany (70,000 square feet), and the U.K. (41,000 square feet), which include warehousing, marketing, and administrative functions.

     -- The Latin American Region consists of 227,000 square feet, of which 37,000 square feet are leased. The largest facilities are in Brazil (126,000 square feet) and Costa Rica (64,000 square feet), which are used for manufacturing, marketing, warehousing, and administrative functions.

     -- The Asia/Pacific Region consists of 261,000 square feet, of which 100,000 square feet are leased. Major facilities are in Japan (76,000 square feet) and Australia (60,000 square feet) where manufacturing, marketing, warehousing and administrative activities take place.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are not a party to any pending legal proceedings in which an adverse decision, in the opinion of the Company, would have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the New York and Pacific Stock Exchanges. The number of stockholders of record of the Company's Common Stock as of the close of business on March 11, 1994 was 3,116. Information regarding quarterly market prices and dividends declared for the Company's Common Stock is shown below. Market prices are those quoted on the New York Stock Exchange, the principal exchange market for the Company's Common Stock. The Company currently expects that comparable dividends will continue to be paid in the future.

                                                                  YEAR ENDED DECEMBER 31, 1993
                                                           -------------------------------------------
                                                           1ST QTR     2ND QTR     3RD QTR     4TH QTR
                                                           -------     -------     -------     -------
Market price of Loctite stock
  --High...............................................     $  45 5/8   $  42 3/8   $  41 1/2   $  38 7/8
  --Low................................................     $  38       $  35 7/8   $  35 1/8   $  34 3/4
Dividends per share....................................     $ .19       $ .20       $ .20       $ .20

                                                                  YEAR ENDED DECEMBER 31, 1992
                                                           -------------------------------------------
                                                           1ST QTR     2ND QTR     3RD QTR     4TH QTR
                                                           -------     -------     -------     -------
Market price of Loctite stock
  --High...............................................     $  50 7/8   $  47 5/8   $  45 3/8   $  47 3/4
  --Low................................................     $  44 1/4   $  40 1/2   $  39 5/8   $  40 5/8
Dividends per share....................................     $ .17       $ .19       $ .19       $ .19

                                                                  YEAR ENDED DECEMBER 31, 1991
                                                           -------------------------------------------
                                                           1ST QTR     2ND QTR     3RD QTR     4TH QTR
                                                           -------     -------     -------     -------
Market price of Loctite stock
  --High...............................................     $  35 1/4   $  35 1/8   $  42 3/8   $  50 1/8
  --Low................................................     $  28       $  29 3/4   $  32 3/4   $  38 1/4
Dividends per share....................................     $ .17       $ .17       $ .17       $ .17

                      (This page intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations of the Company.

                           TEN-YEAR FINANCIAL REVIEW

(dollars in millions, except per share amounts and as noted)
SELECTED FINANCIAL DATA
RESTATED TO A CALENDAR YEAR BASIS

                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1993            1992            1991            1990
                                                ------------    ------------    ------------    ------------
OPERATING RESULTS
Net sales....................................      $612.6          $608.0          $561.2          $555.2
     Percentage increase (decrease)..........          1%              8%              1%             17%
Sales by region:
     North America...........................         44%             42%             42%             40%
     Europe..................................         36%             40%             39%             40%
     Latin America...........................          8%              8%              8%              9%
     Asia/Pacific............................         10%              8%              8%              8%
     Luminescent Systems and Other...........          2%              2%              3%              3%
Gross margin as a percentage of sales........         61%             62%             61%             61%
Pretax earnings as a percentage of sales.....         15%             16%             17%             16%
Effective tax rate...........................         25%             24%             27%             27%
Net earnings.................................      $ 68.3          $ 72.1          $ 69.6          $ 66.3
     Percentage increase (decrease)..........         (5%)             4%              5%             14%
Net earnings as a percentage of sales........         11%             12%             12%             12%
Return on average stockholders' equity.......         19%             19%             21%             23%
Net earnings per share.......................      $ 1.92          $ 1.98          $ 1.91          $ 1.82
Dividends per share..........................      $  .79          $  .74          $  .68          $  .59
Dividends declared as a percentage of
  earnings...................................         41%             37%             36%             32%
FINANCIAL POSITION
Current ratio................................         1.5             2.2             2.3             2.8
Working capital..............................      $112.8          $167.2          $168.0          $209.2
Net property, plant and equipment............      $164.5          $139.0          $120.6          $104.0
Capital expenditures.........................      $ 44.5          $ 40.2          $ 33.5          $ 29.4
Depreciation.................................      $ 17.5          $ 16.8          $ 14.7          $ 11.5
Total assets.................................      $603.2          $553.5          $526.6          $486.8
Long-term liabilities........................      $ 28.6          $ 36.4          $ 40.3          $ 49.1
Debt as a percentage of net worth............         33%             13%             12%             18%
Stockholders' equity.........................      $358.5          $379.7          $357.7          $319.0
OTHER DATA
Number of employees at year end..............       3,953           3,689           3,587           3,680
Average shares outstanding (in thousands)....      35,606          36,375          36,387          36,402

Financial statements for 1992, 1991, and 1990 have been restated for the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


                                                DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                    1989          1988          1987          1986          1985          1984
                                                ------------  ------------  ------------  ------------  ------------  ------------
OPERATING RESULTS
Net sales....................................       $473.9        $438.9        $383.4        $292.4        $239.9        $243.8
     Percentage increase (decrease)..........           8%           14%           31%           22%           (2%)           7%
Sales by region:
     North America...........................          41%           41%           41%           47%           58%           63%
     Europe..................................          39%           41%           40%           36%           29%           26%
     Latin America...........................           8%            7%            8%            7%            7%            5%
     Asia/Pacific............................           8%            8%            7%            8%            6%            6%
     Luminescent Systems and Other...........           4%            3%            4%            2%            --            --
Gross margin as a percentage of sales........          62%           62%           60%           58%           59%           60%
Pretax earnings as a percentage of sales.....          17%           16%           14%           13%           12%           17%
Effective tax rate...........................          29%           30%           31%           35%           34%           36%
Net earnings.................................       $ 58.2        $ 47.6        $ 36.7        $ 25.3        $ 19.1        $ 25.7
     Percentage increase (decrease)..........          22%           30%           45%           32%           (26%)         16%
Net earnings as a percentage of sales........          12%           11%           10%            9%            8%           11%
Return on average stockholders' equity.......          25%           23%           20%           17%           15%           20%
Net earnings per share.......................       $ 1.62        $ 1.33        $ 1.01        $  .70        $  .53        $  .68
Dividends per share..........................       $  .53        $  .37        $  .27        $  .22        $  .20        $  .19
Dividends declared as a percentage of
  earnings...................................          33%           28%           27%           31%           38%           28%
FINANCIAL POSITION
Current ratio................................          3.0           2.8           2.4           2.0           2.0           1.7
Working capital..............................       $187.3        $163.3        $141.5        $ 87.0        $ 85.7        $ 60.0
Net property, plant and equipment............       $ 82.2        $ 70.1        $ 77.1        $ 62.9        $ 53.8        $ 47.7
Capital expenditures.........................       $ 23.6        $ 15.0        $ 16.8        $ 10.6        $  9.2        $ 10.2
Depreciation.................................       $ 11.3        $  9.3        $  9.2        $  7.5        $  6.5        $  5.8
Total assets.................................       $402.0        $357.0        $352.7        $270.4        $240.3        $225.6
Long-term liabilities........................       $ 46.4        $ 44.8        $ 49.6        $ 19.2        $ 17.3        $ 17.8
Debt as a percentage of net worth............          17%           20%           32%           24%           25%           43%
Stockholders' equity.........................       $259.7        $223.3        $201.7        $164.6        $139.0        $118.2
OTHER DATA
Number of employees at year end..............        3,497         3,327         3,237         2,884         2,631         2,507
Average shares outstanding (in thousands)....       35,978        35,900        36,242        36,260        36,100        38,010

                                      9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

YEAR ENDED DECEMBER 31, 1993 VERSUS YEAR ENDED DECEMBER 31, 1992

     For the year ended December 31, 1993, net sales were $612.6 million, an increase of $4.6 million or 1% over the prior year. Loctite management measures the results of the Company based on individual business units. Units are consolidated into businesses or regions. Trade sales between regions are reflected as sales of the region servicing the customer. A summary of sales activity (in millions) is as follows:

                                                                                       LOCAL
                                                                            DOLLAR    CURRENCY
                                                          1993     1992    % GROWTH   % GROWTH
                                                         ------   ------   --------   --------
    North American Industrial..........................  $154.4   $141.8        9         10
    U.S. AAM & Retail (Consumer).......................   116.2    111.8        4          4
    Europe.............................................   219.7    244.2      (10)         2
    Latin America......................................    51.8     49.9        4          4
    Asia/Pacific.......................................    60.0     47.2       27         20
    Luminescent Systems................................    10.5     13.1      (20)       (19)
                                                         ------   ------      ---        ---
         Total.........................................  $612.6   $608.0        1%         6%
                                                         ------   ------      ---        ---
                                                         ------   ------      ---        ---

     Price changes contributed to the growth in sales for the Company. Average net prices changed as a result of changes in list price, changes in product mix, and changes in customers. Such factors are not quantifiable individually due to the wide variety of markets, product formulations, and product packages.

     North American sales increased by 7% in both local currency and U.S. dollars when compared to 1992. The North American Industrial business grew 10% on a local currency basis and 9% on a dollar basis as a result of a focus on the maintenance market, as well as a general upturn in industrial output in the U.S. economy. U.S. Automotive Aftermarket (AAM) sales were flat while the Retail (Consumer) business reported an 8% sales gain, for a combined growth of 4%. Volume increases contributed to the growth.

     Poor economic conditions in Europe held sales growth in local currency to 2% over the prior year. This figure translated to a decline of 10% when converted to dollars because of the impact of the relatively stronger dollar compared to last year. There was a wide range of local currency sales growth reported within the region as each country is affected by different economic conditions. Of the five major countries in Europe (in terms of Loctite sales), France's local currency sales were flat with the prior year, Italy was up 11%, the U.K. was up 6%, Germany was down 9% and Spain had local currency growth of 1%. With respect to products, volume decreases in major industrial products were offset by growth in other products and channel mix.

     Latin American sales growth in 1993 was 4%. Although Costa Rica, Colombia, and Chile experienced double digit percentage sales growth, Brazil's sales were down slightly. In Brazil, prices are changed monthly to keep up with the effects of inflation (see paragraph under Inflation and Changing Prices). Excluding the effects of inflation, Brazil reported a 5% decrease in sales vs. 1992. Unstable economic conditions were a contributing factor.

     Local currency sales in the Asia/Pacific region increased by 20% vs. the prior year. This translated into a 27% increase when converted to dollars. All countries except Japan reported strong local currency growth. Although Japan's local currency sales decreased by 7% when compared to 1992, in dollars the growth was 6% due to the strength of the yen relative to the U.S. dollar. Included in this year's results are those of new subsidiaries operating in Malaysia, Singapore, China, and India which resulted in $7.9 million of additional sales.

     Luminescent Systems sales decreased by 19% in local currency and 20% in U.S. dollars when compared to 1992. Sales continued to suffer in response to the decline in the defense and airline industries.

     Gross margin decreased from 62% of sales in 1992 to 61% of sales in 1993. The decrease was caused by lower margins in Europe and North America as well as geographic mix.

     As a percentage of sales, operating expenses were 45% in 1993 and 44% in 1992. In total, expenses increased $8.8 million or 3% over the prior year. Expenses in the Company's new subsidiaries operating in Malaysia, Singapore, India, China, Czech Republic, Slovakia, Hungary, Poland, Slovenia, and Norway accounted for $5.8 million of the increase. Included in administrative expenses is a $1.2 million charge related to the closing of a manufacturing facility of Loctite Luminescent Systems, a small subsidiary which has seen its market shrink. The closing of this Rocky Hill, Connecticut, facility will allow all manufacturing for this business to be concentrated in New Hampshire, adjacent to its management function. Additional monies were spent in the Asia/Pacific area to strengthen our industrial and automotive aftermarket selling skills and in Brazil where we are upgrading our manufacturing, technical, and selling skills to take advantage of an underpenetrated industrial market. North America reported expense increases of 8% primarily to support higher sales levels. In local currencies, European expenses increased by 6% vs. the prior year, but when translated into dollars, current year expenses decreased by 7% when compared to the prior year.

     Investment income was $0.9 million lower in 1993 than in 1992 primarily as a result of lower average interest rates on deposits in foreign locations translated into dollars at comparatively weaker average exchange rates.

     Interest expense decreased by $0.2 million year-to-year as the effects of significant increases in average short-term debt levels in the U.S. were offset by benefits derived from the refinancing of maturing long-term debt, the capitalization of certain interest costs associated with the financing of construction-in-progress, and lower average short-term debt levels in Brazil.

     Net foreign exchange losses decreased by $0.8 million for the 12 month period over the comparable 1992 period due primarily to favorable transaction related exchange results in Ireland.

     Income taxes, as a percentage of earnings before taxes, were 25% for the year ended December 31, 1993. For further discussion of income taxes, see Notes to Consolidated Financial Statements, Note 6, Income Taxes.

YEAR ENDED DECEMBER 31, 1992 VERSUS YEAR ENDED DECEMBER 31, 1991

     For the year ended December 31, 1992, net sales were $608.0 million, an increase of $46.8 million or 8% over the prior year. A summary of sales activity (in millions) is as follows:

                                                                                       LOCAL
                                                                          DOLLAR      CURRENCY
                                                    1992       1991      % GROWTH     % GROWTH
                                                   ------     ------     --------     --------
    North American Industrial..................    $141.8     $127.8         11           12
    U.S. AAM & Retail (Consumer)...............     111.8      104.8          7            7
    Europe.....................................     244.2      220.0         11            7
    Latin America..............................      49.9       45.6         10           10
    Asia/Pacific...............................      47.2       47.0       --             (2)
    Luminescent Systems........................      13.1       16.0        (18)         (18)
                                                   ------     ------        ---          ---
              Total............................    $608.0     $561.2          8%           7%
                                                   ------     ------        ---          ---
                                                   ------     ------        ---          ---

     Price changes contributed to the growth in sales for the Company. Average net prices changed as a result of changes in list price, changes in product mix, and changes in customers. Such factors are not quantifiable individually due to the wide variety of markets, product formulations, and product packages.

     Our North American Industrial business reported strong growth considering the sluggish economic environment in the United States. Major product lines (anaerobics, cyanoacrylates, silicones, and hand cleaners) had both volume increases and price changes which contributed to the positive results.

     In the U.S. Automotive Aftermarket (AAM) and Retail (Consumer) business, hand cleaner sales increased by double digits with silicones and cyanoacrylates reporting modest growth over the prior year. Both volume and price increases were factors.

     In Europe, the impact of a comparatively weaker dollar increased European sales by approximately four percentage points when compared to the prior year. On a local currency basis, sales of most products increased with volume increases being a larger factor than price changes. Hand cleaners were introduced to the European product line in 1992 and resulted in 10% of the dollar sales growth over the prior year. It is anticipated that hand cleaners will contribute to additional sales growth in the future.

     Latin America reported a sales increase of 10%. Much of the increase was due to price increases in the region. In Brazil, prices are changed monthly to keep up with the effects of inflation (see paragraph under Inflation and Changing Prices). Most volumes in the region declined from year to year.

     Sales in the Asia/Pacific region were flat in dollars vs. the prior year. On a local currency basis, the region's sales decreased 2% with Japan the primary factor. The Japanese original equipment manufacturing industries to which we sell are in a recession, which has affected our sales volume.

     Current year sales of electroluminescent lamps were disappointing and decreased primarily due to the sluggishness of the U.S. economy.

     Gross margin increased from 61% of sales in 1991 to 62% of sales in 1992.

     As a percentage of sales, operating expenses (excluding restructuring charges) were 44% in both 1992 and 1991. The Company has invested in research and development and sales and marketing expenses. Expense growth in these categories was 16% and 12%, respectively, vs. the prior year. Administrative expenses were down 2%. In total, expenses increased 9% over 1991.

     In the second quarter of 1992, the Company recorded a pretax charge of $12.7 million for restructuring its North American operations. The restructuring charge is the result of a strategic decision to combine the Company's two major businesses in the U.S., the Industrial Group and the Automotive and Consumer Group, to accelerate market penetration and reduce operating expenses, along with the provision of new, centralized research and development facilities. The restructuring charge includes provisions for employee relocations and redundancies of $7.4 million and facilities disposal costs of $5.3 million.

     Investment income for 1992 was $4.2 million lower than 1991. Lower average deposit levels in foreign locations (due to the acquisition of FRAMET (now Loctite France) in the fourth quarter of 1991) was a significant contributing factor in the year to year decline.

     The foreign exchange loss for the year was $2.4 million greater than in 1991 primarily due to the translation effects of higher average rates of Cruzeiro devaluation on the Company's Brazilian operations.

     Income taxes, as a percentage of earnings before taxes, were 24% for the year ended December 31, 1992.

YEAR ENDED DECEMBER 31, 1991 VERSUS YEAR ENDED DECEMBER 31, 1990

     For the calendar year ended December 31, 1991, net sales were $561.2 million, an increase of $6.0 million or 1% over the prior calendar year. Sales growth in the Automotive and Consumer Group was $5.8 million or 6%, while the Asia/Pacific Region also had a strong growth of $5.3 million or 13%. Sales in the North American Industrial markets were up slightly, while Europe and Latin America experienced declines of $2.7 million and $2.8 million, respectively. The impact of the comparatively stronger dollar decreased sales by approximately one percentage point when compared to the prior year. Volume growth, sales mix and price changes all contributed to the sales growth over the prior year.

     Gross margin was 61% of sales for the twelve month periods ended December 31, 1991 and 1990.

     As a percentage of sales, operating expenses were 44% in both 1991 and 1990. In dollars, there was no change year to year as continued expense management throughout the year kept expenses level.

     In the first quarter of 1991, the Company recorded a charge of $4.4 million for the restructuring of certain activities in a number of countries to reduce ongoing costs and expenses.

     Pretax investment income for 1991 was $2.4 million higher than 1990. Higher average deposit levels and gains from limited partnership activity contributed to the increase.

     Pretax interest expense decreased by $1.3 million year to year due to the capitalization of certain interest costs associated with the financing of construction-in-progress and due to lower interest rates, on average, on borrowings in the United States and Brazil.

     Decreased translation losses in Brazil, the result of reduced rates of currency devaluation, was the primary factor in the $1.2 million decrease in net foreign exchange losses.

     Income taxes, as a percentage of earnings before taxes, were 27.5% for the calendar year ended December 31, 1991.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1993, the Company had $44.6 million in cash and cash equivalents, an increase of $14.7 million from the previous year's balance. The increase was due primarily to cash provided by operating activities plus the increase in short-term debt partially offset by the cash outflow for the stock repurchase mentioned below, additions to property, plant and equipment, dividends paid, increased trade receivables, and acquisitions.

     The Company has significant financial resources available for future growth. Capital expenditures and dividend payments are expected to increase in the next few years. Time and certificates of deposit of $51.5 million, cash from operations, and existing unused credit lines at December 31, 1993 will provide additional financing flexibility.

     During the first quarter of 1993, the Company purchased 1,000,000 shares of its common stock. The cost of this repurchase, $42.6 million, was funded through U.S. short-term borrowings. The stock repurchase reduced retained earnings by $41.4 million and common stock by $1.2 million.

     The increase in accounts and notes receivable from $111.6 million at December 31, 1992, to $119.3 million at December 31, 1993, was due to an increase in trade receivables in the Company's U.S. Industrial, Automotive and Retail (Consumer) businesses, as well as receivables recorded by the new subsidiaries operating in 1993. The U.S. businesses reported fourth quarter sales that were $5.5 million higher than the comparable 1992 fourth quarter, which resulted in higher receivables at year end.

     Net property, plant and equipment increased $25.5 million from 1992 to 1993 with a large part resulting from construction-in-progress recorded for the Company's new facility in Rocky Hill, Connecticut. Through December 31, 1993, $25.2 million had been spent on land and buildings, $17.6 million of which was spent in 1993. The 200,000 square foot facility is being built on 57 acres and will house consolidated North American sales, marketing, administrative, and research and development functions. The facility is expected to cost approximately $40.0 million and is expected to be completed in the second half of 1994. Approximately $4.0 million was spent in 1993 to expand our Solon, Ohio warehouse facility. This project is also expected to be completed in 1994. Property recorded by the Company's new subsidiaries operating in 1993 also contributed to the increase in net property, plant and equipment.

     While not a capital intensive business, the Company's practice is to ensure that sufficient operating capacity is available to meet its customers' needs. In the year ended December 31, 1993, capital expenditures were $44.5 million.

     The level of capital expenditures for calendar 1994 and the next two years is expected to be approximately $40-$50 million per year. Except for the $14.8 million which will be spent to complete the Rocky Hill facility, the projected capital expenditures are not firm commitments but are subject to final management approval depending on the needs of the individual businesses and the business conditions at the time of the expenditure. Approximately 55% of the expected capital expenditures will be to support increased product sales and product maintenance. Approximately 30% will be for new product developments and research and development, with the remaining expenditures for building improvements, computer equipment and office furniture. There are no planned projects that represent a material commitment for the Company.

     Short-term debt increased from $23.5 million at December 31, 1992 to $103.0 million at December 31, 1993, primarily due to the funding of the stock repurchase noted above. Other contributory factors were construction-in-progress on the Rocky Hill facility, additional investments in subsidiaries, and the refinancing of the current portion of long-term debt.

     In 1992, the Company recorded a pretax charge of $12.7 million for restructuring its North American operations. At December 31, 1992, approximately $1.4 million had been spent. During 1993, an additional $3.5 million was spent resulting in $7.8 million remaining as liabilities. $5.4 million is recorded as a long-term liability and $2.4 million is recorded in short-term liabilities. Projects to be completed include the relocation of research and development employees to Rocky Hill and the closing of the Company's plants in Aurora, Illinois and Newington, Connecticut.

     The $5.0 million decrease in accrued salaries, wages, and other compensation resulted from reduced bonus accruals and payments made against the restructuring accruals mentioned above.

     Long-term debt declined by $11.1 million due to the reclassification of this debt to current debt because scheduled long-term promissory note payments will be made during 1994 (see Note 9 of the Notes to Consolidated Financial Statements).

     The unrealized foreign currency translation adjustment included in stockholders' equity changed from a loss of $3.4 million at December 31, 1992 to a loss of $21.9 million at December 31, 1993 due to the impact of a comparatively stronger U.S. dollar on the Company's net asset position at December 31 in its foreign subsidiaries.

     Since a substantial portion of our business is transacted in foreign locations and currencies, the Company's financial statements are affected by fluctuations in foreign exchange rates. A stronger U.S. dollar decreases the translated results of foreign subsidiaries, while a weaker U.S. dollar increases the translated results. For the year ended December 31, 1993, the effect of a comparatively stronger dollar decreased sales by approximately five percentage points when compared to the prior year. For the year ended December 31, 1992, the effects of a comparatively weaker dollar increased sales by approximately one percentage point when compared to the prior year. For the year ended December 31, 1991, the effect of a comparatively stronger dollar decreased sales by approximately one percentage point when compared to the prior year.

ACQUISITIONS

     During the first quarter of 1993, the Company acquired certain assets from its distributor in Malaysia and Singapore and now operates wholly owned subsidiaries in those countries. Loctite acquired a majority interest in its joint ventures in China and India in the second quarter of 1993 and in Norway in the third quarter of 1993. The cost of these acquisitions was approximately $6.5 million and is not considered material to the Company.

     During the first quarter of 1994, the Company announced the acquisition of Plastic Padding Holdings Limited, a market leader in automotive aftermarket chemical products with strong brand presence and established distribution networks in the U.K., Ireland, and Scandinavia. The cost of this acquisition was not material to the Company.

INFLATION AND CHANGING PRICES

     The Company prices its products according to value in each of its markets. The Company attempts to offset the effects of inflation in its pricing.

     Due to the wide variety of pricing situations, currency factors, and inflation rates in the numerous countries in which the Company does business, a meaningful estimate of the effect of price increases is not practical. However, in management's judgment, except for the reasons indicated in the paragraph below, such increases have not been significant to the Company's reported results.

     The Company's Brazilian subsidiary was subject to a rate of inflation in excess of two thousand percent in 1993, in excess of one thousand percent in 1992, and in excess of four hundred percent in 1991. If the Company excluded the effects of inflation from the Brazilian sales value, Brazilian sales would have been reduced by $8.1 million (1993), $7.0 million (1992), and $4.8 million
(1991) from the net sales amounts reported for Latin America. Similarly, Brazilian operating profit would have been reduced by $7.1 million (1993), $5.6 million (1992), and $3.9 million (1991) from the operating profit amounts reported for Latin America.

ACCOUNTING CHANGES

INCOME TAXES

     During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). The statement requires that deferred taxes be recorded under the liability method rather than the income statement approach previously used by the Company under Accounting Principles Board Opinion No. 11 (APB No. 11). The Company has adopted SFAS No. 109 by restating the financial statements of 1992, 1991, and 1990. For further discussion, see Note 6 of the Notes to Consolidated Financial Statements.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). The statement requires that annual postretirement benefit costs be accrued during an employee's years of active service. In prior years, the Company expensed the cost of such benefits when paid. For further discussion, see Note 12 of the Notes to Consolidated Financial Statements.

PROSPECTIVE ACCOUNTING CHANGE

POSTEMPLOYMENT BENEFITS

     In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). This statement must be adopted by the Company no later than calendar year 1994 but earlier adoption is permitted. The statement requires the recognition of the cost of postemployment benefits (after employment but before retirement) on an accrual basis. The Company will adopt SFAS No. 112 in 1994. The new standard is not expected to have a significant effect on the Company's annual benefits expense or liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS:

                                                                                       PAGE NO. IN
                                                                                        FORM 10-K
                                                                                       ------------
FINANCIAL STATEMENTS:
Ten-Year Financial Review........................................................          8-9
Report of Independent Accountants................................................           17
Consolidated Statement of Earnings for the years ended
  December 31, 1993, 1992, and 1991..............................................           18
Consolidated Statement of Cash Flows for the years ended
  December 31, 1993, 1992, and 1991..............................................           19
Consolidated Balance Sheet at December 31, 1993 and 1992.........................         20-21
Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 1993, 1992, and 1991..............................................           22
Notes to Consolidated Financial Statements.......................................         23-38
FINANCIAL STATEMENT SCHEDULES:
    V -- Property, Plant and Equipment for the years ended December 31, 1993, 1992,
         and 1991................................................................           45
   VI -- Accumulated Depreciation Property, Plant and Equipment for the years ended
         December 31, 1993, 1992, and 1991.......................................           46
 VIII -- Valuation and Qualifying Accounts for the years ended December 31, 1993,
         1992, and 1991..........................................................           47
   IX -- Short-Term Bank Debt for the years ended December 31, 1993, 1992, and
         1991....................................................................           48

     The individual financial statements of Registrant's subsidiaries have been omitted since Registrant is primarily an operating Company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than Registrant or its consolidated subsidiaries in amounts which together exceed five percent of total consolidated assets at December 31, 1993, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Loctite Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Loctite Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.

/s/ PRICE WATERHOUSE
Price Waterhouse                                                [LOGO]

                                                      One Financial Plaza
                                                      Hartford, Connecticut
                                                      January 25, 1994

                       CONSOLIDATED STATEMENT OF EARNINGS

(dollars in thousands, except per share amounts)

                                                                          YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                        1993        1992        1991
                                                                      --------    --------    --------
Net sales.....................................................        $612,612    $607,967    $561,218
Cost of sales.................................................         241,818     229,175     217,501
                                                                      --------    --------    --------
Gross margin..................................................         370,794     378,792     343,717
                                                                      --------    --------    --------
Research and development expense..............................          26,700      26,152      22,498
Selling, general, and administrative expenses.................         247,912     239,640     222,240
Restructuring charges.........................................              --      12,740       4,434
                                                                      --------    --------    --------
                                                                       274,612     278,532     249,172
                                                                      --------    --------    --------
Earnings from operations......................................          96,182     100,260      94,545
Investment income.............................................           8,321       9,173      13,365
Interest expense..............................................          (5,409)     (5,593)     (5,477)
Other expense.................................................            (246)        (94)       (346)
Foreign exchange loss.........................................          (7,844)     (8,601)     (6,202)
                                                                      --------    --------    --------
Earnings before income taxes..................................          91,004      95,145      95,885
Provisions for income taxes...................................          22,751      23,064      26,327
                                                                      --------    --------    --------
Net earnings..................................................        $ 68,253    $ 72,081    $ 69,558
                                                                      --------    --------    --------
                                                                      --------    --------    --------
Earnings per share............................................        $   1.92    $   1.98    $   1.91
                                                                      --------    --------    --------
                                                                      --------    --------    --------
Average number of shares outstanding...........................     35,606,000  36,375,000  36,387,000
                                                                    ----------  ----------  ----------
                                                                    ----------  ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                     1993       1992       1991
                                                                    -------    -------    -------
Cash flows from operating activities:
     Net earnings................................................   $68,253    $72,081    $69,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization...............................    22,229     21,694     19,108
     Deferred income taxes.......................................       178     (4,293)     2,396
     (Gain) loss on sale of fixed assets.........................      (114)       229        260
     Provision for losses -- accounts receivable.................     2,024        832      1,566
     Undistributed (earnings) losses of affiliates...............       425       (330)      (226)
Change in:
     Trade and other receivables.................................   (17,040)   (11,445)    (2,865)
     Inventory...................................................    (4,686)   (13,964)     4,236
     Prepaid and other current assets............................    (1,000)    (2,098)       681
     Accounts payable and accrued expenses.......................     2,820      9,611      4,743
     Interest payable............................................       652       (395)        (7)
     Taxes payable...............................................     1,428     (6,743)     3,251
Other............................................................     2,468      1,011      3,213
                                                                    -------    -------    -------
Cash provided by operating activities............................    77,637     66,190    105,914
                                                                    -------    -------    -------
Cash flows from investing activities:
     Additions to property, plant and equipment..................   (46,306)   (40,178)   (33,514)
     Dispositions of property, plant and equipment...............     1,407      1,096      1,552
     Goodwill portion of acquisitions............................    (5,944)        --    (54,781)
     Change in short-term investments............................    (7,207)    (6,775)    20,874
     Purchases of long-term investments..........................      (860)      (835)       (18)
     Maturities of long-term investments.........................        28        508          4
     Sales of long-term investments..............................       519        862        487
                                                                    -------    -------    -------
Cash used in investing activities................................   (58,363)   (45,322)   (65,396)
                                                                    -------    -------    -------
Cash flows from financing activities:
     Stock repurchase............................................   (48,328)   (10,295)    (8,076)
     Issuance of common stock....................................     5,371      7,130      5,872
     Dividends paid..............................................   (27,980)   (26,194)   (24,035)
     Increase (decrease) in short-term debt......................    79,823     16,324     (2,872)
     Borrowings of long-term debt................................        88         --      1,466
     Payments of long-term debt..................................   (11,390)   (11,181)   (11,077)
                                                                    -------    -------    -------
Cash used in financing activities................................    (2,416)   (24,216)   (38,722)
                                                                    -------    -------    -------
Effect of exchange rate changes on cash..........................    (2,195)    (2,292)    (2,059)
                                                                    -------    -------    -------
Increase (decrease) in cash and cash equivalents.................    14,663     (5,640)      (263)
Cash and cash equivalents:
     Beginning of period.........................................    29,889     35,529     35,792
                                                                    -------    -------    -------
     End of period...............................................   $44,552    $29,889    $35,529
                                                                    -------    -------    -------
                                                                    -------    -------    -------
Interest paid....................................................   $ 5,638    $ 6,223    $ 6,260
Taxes paid (net of refunds)......................................   $22,410    $33,732    $23,101

          See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

(dollars in thousands)

                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         1993            1992
                                                                     ------------    ------------
                                             ASSETS
Current assets:
     Cash and cash equivalents....................................     $ 44,552        $ 29,889
     Time and certificates of deposit.............................       51,499          51,409
     Marketable securities (approximates market)..................           79             141
     Accounts and notes receivable (less allowances of $4,659 and
      $4,740).....................................................      119,316         111,582
     Other receivables............................................       12,874          14,073
     Inventories:
          Finished goods..........................................       43,248          38,711
          Work in process.........................................       18,413          20,204
          Raw materials...........................................       22,020          22,501
                                                                     ------------    ------------
                                                                         83,681          81,416
     Deferred income tax benefit..................................        5,473           5,281
     Prepaid expenses and other current assets....................       11,406          10,709
                                                                     ------------    ------------
Total current assets..............................................      328,880         304,500
                                                                     ------------    ------------
Investments:
     Marketable securities (approximates market)..................          126             131
     Venture capital investments..................................        4,978           4,767
                                                                     ------------    ------------
                                                                          5,104           4,898
                                                                     ------------    ------------
Property, plant and equipment:
     Land and land improvements...................................       12,674          11,903
     Buildings....................................................       84,096          75,911
     Machinery and equipment......................................      157,593         147,387
     Construction in progress.....................................       26,227           8,329
                                                                     ------------    ------------
                                                                        280,590         243,530
     Less--accumulated depreciation...............................      116,077         104,532
                                                                     ------------    ------------
                                                                        164,513         138,998
Deferred income tax benefit.......................................        7,429           6,937
Other assets......................................................       17,205          19,923
Excess of purchase price over fair value of net assets of acquired
  companies (net of amortization of $14,638 and $11,890)..........       80,096          78,202
                                                                     ------------    ------------
Total assets......................................................     $603,227        $553,458
                                                                     ------------    ------------
                                                                     ------------    ------------

          See accompanying Notes to Consolidated Financial Statements.

                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         1993            1992
                                                                     ------------    ------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt..............................................     $103,047        $ 23,547
     Long-term debt - current maturities..........................       11,732          11,167
     Accounts payable.............................................       32,776          28,725
     Accrued salaries, wages, and other compensation..............       16,309          21,266
     Accrued taxes, other than income taxes.......................        5,886           5,185
     Accrued income taxes.........................................       13,798          13,890
     Dividends payable............................................        7,079           6,929
     Accrued pension and retirement benefits......................        6,620           7,848
     Accrued insurance............................................        5,936           6,312
     Accrued liabilities - other..................................       12,917          12,456
                                                                     ------------    ------------
Total current liabilities.........................................      216,100         137,325
                                                                     ------------    ------------
Long-term liabilities:
     Long-term debt...............................................        3,028          14,145
     Other........................................................       25,618          22,302
                                                                     ------------    ------------
                                                                         28,646          36,447
                                                                     ------------    ------------
Stockholders' equity:
     Common stock, $.01 par value:................................       39,922          35,864
          Authorized 100,000,000 shares; issued 35,369,657 shares
            at December 31, 1993 and 36,370,122 shares at December
            31, 1992
          Retained earnings.......................................      342,441         348,938
          Foreign currency translation adjustment.................      (21,892)         (3,444)
          Investment valuation allowance..........................         (660)           (571)
          Adjustment for minimum pension liability................       (1,330)         (1,101)
                                                                     ------------    ------------
Total stockholders' equity........................................      358,481         379,686
                                                                     ------------    ------------
Total liabilities and stockholders' equity........................     $603,227        $553,458
                                                                     ------------    ------------
                                                                     ------------    ------------

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992, AND DECEMBER 31, 1991

(dollars in thousands, except share amounts)

                                                      COMMON STOCK                                     TOTAL
                                                  ---------------------    RETAINED                STOCKHOLDERS'
                                                    SHARES       VALUE     EARNINGS     OTHER         EQUITY
                                                  ----------    -------    --------    --------    -------------
Balance at December 31, 1990...................   36,387,832    $24,272    $277,103    $ 17,639      $ 319,014
                                                  ----------    -------    --------    --------    -------------
Net earnings...................................                              69,558                     69,558
Cash dividends declared........................                             (24,764)                   (24,764)
Stock options exercised........................      143,686      1,313                                  1,313
Restricted Stock Plan awards (net of
  cancellations)...............................       37,350      1,587                                  1,587
Thrift Investment Plan contributions...........       50,283      1,716                                  1,716
Common stock cancellations.....................          (49)        (2)                                    (2)
U.S. tax benefit from stock options and
  restricted
  stock........................................                     922                                    922
Decrease in unearned portion of Restricted
  Stock Plan awards............................                     335                                    335
Repurchase of Company stock....................     (235,063)    (1,150)     (7,360)                    (8,510)
Translation adjustment.........................                                          (3,693)        (3,693)
Decrease in investment valuation allowance.....                                             321            321
Adjustment for minimum pension liability.......                                             (78)           (78)
                                                  ----------    -------    --------    --------    -------------
Balance at December 31, 1991...................   36,384,039    $28,993    $314,537    $ 14,189      $ 357,719
                                                  ----------    -------    --------    --------    -------------
Net earnings...................................                              72,081                     72,081
Cash dividends declared........................                             (26,937)                   (26,937)
Stock options exercised........................      164,788      1,846                                  1,846
Restricted Stock Plan awards (net of
  cancellations)...............................       24,200      1,204                                  1,204
Thrift Investment Plan contributions...........       43,813      1,822                                  1,822
Common stock awards............................        2,400        107                                    107
Common stock cancellations.....................       (5,918)      (271)                                  (271)
U.S. tax benefit from stock options and
  restricted
  stock........................................                   2,001                                  2,001
Decrease in unearned portion of Restricted
  Stock Plan awards............................                     412                                    412
Repurchase of Company stock....................     (243,200)      (250)    (10,743)                   (10,993)
Translation adjustment.........................                                         (18,516)       (18,516)
Increase in investment valuation allowance.....                                            (416)          (416)
Adjustment for minimum pension liability.......                                            (373)          (373)
                                                  ----------    -------    --------    --------    -------------
Balance at December 31, 1992...................   36,370,122    $35,864    $348,938    $ (5,116)     $ 379,686
                                                  ----------    -------    --------    --------    -------------
Net earnings...................................                              68,253                     68,253
Cash dividends declared........................                             (28,130)                   (28,130)
Stock options exercised........................       77,570      1,046                                  1,046
Restricted Stock Plan awards (net of
  cancellations)...............................        4,700        473                                    473
Thrift Investment Plan contributions...........       53,965      2,293                                  2,293
Common stock awards............................        1,600         67                                     67
U.S. tax benefit from stock options and
  restricted
  stock........................................                     722                                    722
Decrease in unearned portion of Restricted
  Stock Plan awards............................                     770                                    770
Repurchase of Company stock....................   (1,138,300)    (1,313)    (46,620)                   (47,933)
Translation adjustment.........................                                         (18,448)       (18,448)
Increase in investment valuation allowance.....                                             (89)           (89)
Adjustment for minimum pension liability.......                                            (229)          (229)
                                                  ----------    -------    --------    --------    -------------
Balance at December 31, 1993...................   35,369,657    $39,922    $342,441    $(23,882)     $ 358,481
                                                  ----------    -------    --------    --------    -------------
                                                  ----------    -------    --------    --------    -------------

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF ACCOUNTING POLICIES

  Consolidation

     The consolidated financial statements include the accounts of Loctite Corporation and all majority owned subsidiaries. Intercompany balances and transactions have been eliminated. The minority interest income of consolidated subsidiaries that are not 100% owned is included in other expense on the consolidated statement of earnings and in other long-term liabilities on the consolidated balance sheet. Investments in which the Company owns 20% to 50% of the voting stock are accounted for under the equity method.

  Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash flows from forward exchange contracts and other hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged.

  Marketable Securities

     Marketable securities held as current assets are carried at the lower of aggregate cost or market value. Marketable securities held as investments are carried at cost, less provisions for anticipated losses when market value is below cost and the decline is considered to be other than temporary.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Long-Term Venture Capital Investments

     The Company has investments in seven venture capital limited partnerships. The partnerships invest in and assist growth oriented businesses. The investments are carried at cost. Provisions for anticipated losses are recorded as a reduction of earnings when the aggregate current value, as internally determined by the respective partnerships, is below cost and the decline is considered to be other than temporary. When the aggregate current value is below cost and the decline is considered to be temporary, a charge to stockholders' equity is recorded.

  Property and Depreciation

     Property, plant and equipment is recorded at cost. Ordinary maintenance and repairs are expensed; replacements and betterments are capitalized. The cost and related accumulated depreciation of disposed assets are removed from the accounts; any resulting gain or loss is reflected in earnings.

     Plant and equipment is depreciated using both straight-line and accelerated methods. Estimated lives used to compute depreciation are: land improvements, 3 to 25 years; buildings and improvements, 3 to 40 years; and machinery and equipment, 3 to 10 years.

  Other Intangibles

     The cost of other intangibles is amortized on the straight-line basis over the estimated useful life of the intangible. Patents and trademarks are expensed when paid.

  Business Acquisitions

     The excess of the purchase price over the fair value of net assets of acquired companies is being amortized on the straight-line method up to 40 years.

  Income Taxes

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," under which provision is made for deferred income taxes and future income tax benefits applicable to temporary differences between income tax and financial statement accounting.

  Earnings Per Share

     Earnings per share are computed by dividing net earnings by the average number of shares of common stock outstanding during the period. Stock options granted and shares to be issued under restricted stock plans would result in no material dilution of earnings.

  Translation of Foreign Currencies

     Foreign subsidiaries' assets and liabilities are translated at exchange rates prevailing on the balance sheet date, revenues and expenses are translated at average exchange rates prevailing during the period, and elements of stockholders' equity are translated at historical rates. Any resulting translation gains and losses are reported separately in stockholders' equity. For the Company's subsidiaries operating in countries with very high inflation rates, the translation is the same except that inventories, cost of sales, property, plant and equipment, and depreciation are translated at historical rates. Resulting translation gains and losses for these subsidiaries are included in income.

  Forward Foreign Exchange Contracts

     The Company enters into forward foreign exchange contracts in the normal course of business to hedge identifiable exposures related to foreign currency transactions. The gains and losses on these contracts are recognized in the same period in which gains and losses from the transaction being hedged are recognized. Additionally, forward foreign exchange contracts are used to hedge firm foreign currency commitments. Gains and losses on these contracts are deferred and included in the measurement of the related foreign currency transaction.

  Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements as a means of managing interest rate exposure associated with the Company's underlying borrowings. The interest differential to be paid or received under these swap agreements is recorded on an accrual basis as an adjustment to interest expense.

  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments:

          Cash and Cash Equivalents -- The carrying amounts are a reasonable approximation of fair value due to the short-term maturity of these instruments.

          Marketable Securities -- The fair value of marketable securities is based on quoted market prices.

          Long-Term Venture Capital Investments -- It is not practicable to estimate the fair value of the Company's investments in limited partnerships as there is no liquid market for these investments and thus no readily available source of market quotes.

          Short-Term Debt -- The carrying amounts are a reasonable approximation of fair value due to the short-term maturity of these instruments.

          Long-Term Debt -- The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

          Forward Foreign Exchange Contracts -- The fair value of forward foreign exchange contracts is estimated by obtaining quoted market prices.

          Interest Rate Swap Agreements -- The fair value of interest rate swap agreements is estimated from quotes obtained from dealers. This value represents the estimated amount the Company would receive or pay to terminate the agreements, taking into consideration current interest rates.

  Accounting Changes

     During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." For further discussion, see Notes 6 and 12, respectively, of the Notes to Consolidated Financial Statements.

NOTE 2  COMMON STOCK SPLIT

     The Company declared a two-for-one stock split effective March 19, 1991. All references in the financial statements to the number of shares, earnings and dividend amounts per share, stock option data, and other per share amounts have been restated to give effect to the stock split.

NOTE 3  SEGMENT REPORTING

     The Company operates in one dominant industry segment, "adhesives, sealants, and related products." Sales of this dominant segment account for approximately 90% of consolidated revenues, operating profit, and operating assets. The Company has no customer which accounts for 10% or more of net sales. Export sales in each of the segments were below 10% in each of the years reported.

     The Company's management measures results based on individual business units. Units are consolidated into businesses or regions. As a result, interdependencies exist among the Company's business units. Trade sales and operating expenses between regions are reflected as those of the region servicing the customer. The Company has restated the data presented below to a business unit basis.

     North America includes the Company's operations in the United States, Puerto Rico, Canada, and Mexico. Europe includes the Company's operations in Europe and Africa. Latin America includes the Company's operations in South and Central America. Asia/Pacific includes the Company's operations in Asia and the Pacific Rim. Luminescent Systems includes the Company's business in electroluminescent lamps.

     New Business Development (NBD) encompasses the efforts of the major laboratories of the Company. This includes the majority of research and development expenses of the Company. Some selling, general, and administrative expenses are also reported in this business.

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1993        1992        1991
                                                                 --------    --------    --------
(dollars in thousands)
Net sales:
     North America............................................   $270,585    $253,611    $232,602
     Europe...................................................    219,652     244,159     219,994
     Latin America............................................     51,832      49,916      45,590
     Asia/Pacific.............................................     60,031      47,177      47,007
     Luminescent Systems & Other..............................     10,512      13,104      16,025
                                                                 --------    --------    --------
Net sales.....................................................   $612,612    $607,967    $561,218
                                                                 --------    --------    --------
                                                                 --------    --------    --------
Earnings from operations:
     North America *..........................................   $ 59,290    $ 46,369    $ 44,644
     Europe...................................................     61,464      78,121      67,448
     Latin America............................................     11,681      13,479      13,196
     Asia/Pacific.............................................      8,777       5,743       9,599
     Luminescent Systems & Other **...........................     (3,977)     (2,308)     (1,758)
     Corporate expenses.......................................    (14,990)    (15,361)    (16,548)
     New Business Development expenses........................    (26,063)    (25,783)    (22,036)
                                                                 --------    --------    --------
Earnings from operations......................................   $ 96,182    $100,260    $ 94,545
                                                                 --------    --------    --------
                                                                 --------    --------    --------
Identifiable assets:
     North America............................................   $210,465    $175,503    $153,585
     Europe...................................................    240,640     244,253     254,282
     Latin America............................................     28,209      35,528      31,949
     Asia/Pacific.............................................     73,118      57,682      43,907
     Luminescent Systems & Other..............................     13,469      16,316      16,238
     Corporate................................................     37,326      24,176      26,598
                                                                 --------    --------    --------
Total assets..................................................   $603,227    $553,458    $526,559
                                                                 --------    --------    --------
                                                                 --------    --------    --------

 * North American expenses included $12.7 million in restructuring charges in the year ended December 31, 1992, and $2.3 million in restructuring charges in the year ended December 31, 1991.

** Luminescent Systems expenses included $1.2 million in manufacturing consolidation charges in the year ended December 31, 1993.

     Net sales represents sales to unaffiliated customers. Earnings from operations includes gross margin less selling, general, administrative, and research and development expenses. Investment income, interest expense, foreign exchange gains and losses, intercompany expenses, miscellaneous non-operating expenses, and income taxes are not included in operating profit.

     Identifiable assets do not include intercompany receivables and intercompany profit-in-inventory. Assets pertaining to NBD are included in the assets of the business unit where the NBD facilities are physically located. Accordingly, Newington and Cleveland NBD facilities are included with North American assets, Irish and German NBD facilities are included with European assets, and the Japanese NBD facility is included with Asia/Pacific assets. Goodwill is included in the business or region's identifiable assets. Corporate assets include cash, investments, property, prepaid assets, and investments in joint ventures as well as the cash and investments of certain holding companies whose records are maintained at Corporate Headquarters.

     Since a substantial portion of our business is transacted in foreign locations and currencies, the Company's financial statements are affected by fluctuations in foreign exchange rates. A stronger U.S. dollar decreases the translated results of foreign subsidiaries, while a weaker U.S. dollar increases the translated results.

     Foreign subsidiaries' assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period, and elements of stockholders' equity are translated at historical rates. Any resulting translation gains and losses are reported separately in stockholders' equity. For the Company's subsidiaries operating in countries with very high inflation rates (primarily in Latin America), the translation is the same except that inventories, cost of sales, property, plant and equipment, and depreciation are translated at historical rates. Resulting translation gains and losses for these subsidiaries are included in income.

     The Company's Brazilian subsidiary was subject to a rate of inflation in excess of two thousand percent in 1993, in excess of one thousand percent in 1992, and in excess of four hundred percent in 1991. If the Company excluded the effects of inflation from the Brazilian sales value, Brazilian sales would have been reduced by $8.1 million (1993), $7.0 million (1992), and $4.8 million
(1991) from the net sales amounts reported above for Latin America. Similarly, Brazilian operating profit would have been reduced by $7.1 million (1993), $5.6 million (1992), and $3.9 million (1991) from the operating profit amounts reported for Latin America.

     Certain of the Company's foreign subsidiaries are subject to the effects of import and export restrictions, exchange controls, and other restrictive regulations.

NOTE 4  SUPPLEMENTARY INFORMATION TO THE CONSOLIDATED STATEMENT OF EARNINGS

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1993        1992        1991
                                                            -------     -------     -------
    (dollars in thousands)
    Maintenance and repairs...............................  $ 8,550     $ 8,214     $ 7,018
    Rents.................................................  $10,993     $ 8,786     $ 8,171
    Advertising costs.....................................  $34,161     $31,845     $27,177
    Depreciation..........................................  $17,461     $16,769     $14,739

NOTE 5  SHORT-TERM DEBT

     Short-term debt and bank lines of credit are summarized as follows:

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           1993           1992
                                                                       ------------   ------------
(dollars in thousands)
Short-term debt:
  Domestic bank debt.................................................    $ 96,829       $ 10,000
  Foreign bank debt..................................................       3,537          8,763
  Other..............................................................       2,681          4,784
                                                                       ------------   ------------
Total short-term debt................................................    $103,047       $ 23,547
                                                                       ------------   ------------
                                                                       ------------   ------------
Total available bank lines of credit:
  Amount available to foreign subsidiaries...........................    $ 28,228       $ 31,482
  Amount available to parent Company and domestic subsidiaries.......     225,000        123,000
                                                                       ------------   ------------
Total available bank lines of credit.................................    $253,228       $154,482
                                                                       ------------   ------------
                                                                       ------------   ------------
Amounts outstanding under above bank lines of credit.................    $ 99,963       $ 14,099
Average aggregate short-term bank debt...............................    $ 79,396       $ 20,193
Maximum bank debt outstanding at any month end.......................    $101,767       $ 33,572
Average interest rate on short-term bank debt during the period*.....          5%            10%
Average interest rate on short-term bank debt at end of period*......          4%            10%

* Average and period ending interest rates on consolidated short-term bank debt include the effects of local currency borrowings in highly inflationary environments, where interest rates obtained on borrowings reflect the underlying levels of local inflation. The exception to this is Brazil, where, because of the potential for significant distortion, the inflation components of interest expense, amounting to $6.7 million in 1993 and $7.6 million in 1992, have been reported in the translation component of foreign exchange loss. Substan-tially offsetting these amounts are exchange gains arising from the translation of the short-term bank debt as the Brazilian currency devalues against the U.S. dollar, at a pace generally in line with the pace of local inflation.

     Substantially all of the Company's bank lines of credit are of an uncommitted or informal nature. As such, the lines of credit may generally be cancelled at any time either by the Company or the bank. Borrowings under these lines are on such terms and conditions as may be mutually agreed upon.

     There were no significant compensating balance requirements at December 31, 1993.

NOTE 6  INCOME TAXES

     During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, deferred taxes are recorded under the liability method rather than the income statement approach previously used by the Company under Accounting Principles Board Opinion No. 11 (APB No. 11).

     Two methods of recognizing the cumulative effect of the adoption of SFAS No. 109 were available to the Company: (1) restating the financial statements of one or more prior year(s), or (2) recognizing the effect in the current year results of operations. The Company elected to restate the financial statements for 1992, 1991, and 1990 rather than reflecting the cumulative adjustment in 1993 earnings.

     The cumulative adjustment resulting from the adoption of SFAS No. 109 reduced the Company's retained earnings as of December 31, 1992, 1991, and 1990 by $3.7 million, $3.5 million, and $1.2 million, respectively. The effect of restating the financial statements for 1992, 1991, and 1990 may be summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          1992            1991            1990
                                                      ------------    ------------    ------------
    (dollars in thousands, except per share amounts)
    Net earnings as previously reported............     $ 72,311        $ 71,914        $ 67,423
    SFAS No. 109 adjustment........................         (230)         (2,356)         (1,152)
                                                      ------------    ------------    ------------
    Restated net earnings..........................     $ 72,081        $ 69,558        $ 66,271
                                                      ------------    ------------    ------------
                                                      ------------    ------------    ------------
    Earnings per share as previously reported......     $   1.99        $   1.98        $   1.86
    SFAS No. 109 adjustment........................         (.01)           (.07)           (.04)
                                                      ------------    ------------    ------------
    Restated earnings per share....................     $   1.98        $   1.91        $   1.82
                                                      ------------    ------------    ------------
                                                      ------------    ------------    ------------

     In addition to restating the financial statements for 1992, 1991, and 1990, the unaudited quarterly information in Note 14, Quarterly Financial Data, and the selected financial data presented in the Ten-Year Financial Review were also restated for those years to reflect a SFAS No. 109 basis.

     The Company's consolidated effective tax rates have been less than the United States Federal statutory tax rates for the following reasons:

                                                                YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          1993            1992            1991
                                                      ------------    ------------    ------------
    U.S. Federal statutory rate....................       35.0%            34.0%          34.0%
    Decrease resulting from operations of Irish
      subsidiaries.................................       (9.3%)          (11.0%)         (7.5%)
    Decrease resulting from operations of Puerto
      Rican subsidiary.............................       (5.2%)           (4.9%)         (4.0%)
    Increase resulting from higher taxed foreign
      earnings and foreign operating losses with no
      current or deferred tax benefit..............        1.8%             3.0%           1.0%
    Benefit realized from amended 1986 and 1987
      Federal returns..............................      --                (0.1%)         (2.6%)
    Net Federal and foreign taxes on repatriated
      foreign earnings.............................        0.9%             1.8%           3.7%
    Effect of SFAS No. 109 restatement.............      --                 0.2%           2.5%
    All other (individual items less than 5% of
      U.S. Federal statutory rate).................        1.8%             1.2%           0.4%
                                                         -----           ------          -----
    Effective tax rate.............................       25.0%            24.2%          27.5%
                                                         -----           ------          -----
                                                         -----           ------          -----

     A significant portion of the Company's earnings is derived from operations located in Ireland and Puerto Rico. Substantially all of the earnings of the Company's manufacturing subsidiary in Ireland are subject to a 10% income tax. This reduced tax rate is provided under an industrial relief incentive provided by Irish tax law and is effective through December 31, 2010.

     Prior to 1994, the earnings of the Company's subsidiary in Puerto Rico were exempt from U.S. tax and could be remitted as dividends without the imposition of U.S. regular income tax. However, such dividends were subject to the U.S. alternative minimum tax and to Puerto Rican withholding taxes equal to 7% of the remitted earnings. The cumulative undistributed earnings of the Puerto Rican subsidiary on which no "tollgate" withholding taxes have been provided total $32.8 million and are indefinitely reinvested in Puerto Rico. Beginning in 1994, a portion of the Puerto Rican subsidiary's earnings will be subject to U.S. tax due to tax law changes passed during 1993.

     The Company's subsidiary in Puerto Rico currently operates under a grant of partial tax exemption which extends to June 30, 2002. Under the terms of the grant, 10% of this subsidiary's manufacturing income is subject to Puerto Rican corporate income tax. All appropriate Puerto Rican corporate income tax has been provided.

     At December 31, 1993, applicable U.S. income and foreign withholding taxes have not been provided on $180.2 million of accumulated earnings of foreign subsidiaries because it is the Company's intention to indefinitely reinvest these earnings overseas, or to repatriate these earnings only when it is tax effective to do so. It is not practicable to accurately estimate the amount of unrecognized deferred U.S. tax liability on these undistributed earnings.

     In January 1992, the Internal Revenue Service commenced an audit of fiscal years 1986 through 1989. The Company anticipates completion of this audit during 1994 and expects no charge to income to result from the audit.

     The components of income tax expense are as follows:

                                                                DOMESTIC    FOREIGN     TOTAL
                     (dollars in thousands)                      TAXES       TAXES      TAXES
                                                                --------    -------    -------
    Year Ended December 31, 1993
    Current..................................................   $  5,726    $17,015    $22,741
    Deferred.................................................        599       (589)        10
                                                                --------    -------    -------
                                                                $  6,325    $16,426    $22,751
                                                                --------    -------    -------
                                                                --------    -------    -------
    Year Ended December 31, 1992
    Current..................................................   $  5,763    $21,713    $27,476
    Deferred (Restated under SFAS No. 109)...................     (4,779)       367     (4,412)
                                                                --------    -------    -------
                                                                $    984    $22,080    $23,064
                                                                --------    -------    -------
                                                                --------    -------    -------
    Year Ended December 31, 1991
    Current..................................................   $   (669)   $24,474    $23,805
    Deferred (Restated under SFAS No. 109)...................      3,316       (794)     2,522
                                                                --------    -------    -------
                                                                $  2,647    $23,680    $26,327
                                                                --------    -------    -------
                                                                --------    -------    -------

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. If it is more likely than not that a deferred tax asset, in whole or in part, will not be realized, a valuation allowance is established which reduces the asset to its realizable value.

     The following is a summary of the tax effects of the significant temporary differences which comprise the Company's deferred tax assets and liabilities as of December 31, 1993 and December 31, 1992:

                                                                   DECEMBER 31,    DECEMBER 31,
                       (dollars in thousands)                          1993            1992
                                                                   ------------    ------------
    Deferred tax assets:
      Inventory reserves........................................     $  1,780              --
      Self-insurance reserves...................................        2,318        $  2,525
      Bad debt reserves.........................................        1,087              --
      Restricted compensation...................................        1,083             942
      Restructuring/reorganization costs........................        3,000           3,933
      Depreciation..............................................           --            (883)
      Severance reserves........................................          858             882
      Profit in inventory.......................................        2,350           2,622
      Foreign tax credits.......................................        2,940              --
      Net operating losses......................................        6,575           4,310
      APB 23 dividends..........................................       (6,307)             --
      Interest income/expense...................................       (1,118)           (803)
      Other.....................................................        4,871           3,576
      Valuation allowance.......................................       (6,535)         (4,886)
                                                                   ------------    ------------
              Total assets......................................     $ 12,902        $ 12,218
                                                                   ------------    ------------
                                                                   ------------    ------------
    Deferred tax liabilities:
      Depreciation..............................................     $  1,240        $  1,500
      Bad debt reserves.........................................           --          (1,155)
      ABP 23 dividends..........................................           --           6,014
      Inventory reserves........................................           --          (1,277)
      Foreign tax credits.......................................           --          (3,509)
      Other.....................................................          551            (327)
      Valuation allowance.......................................           --             303
                                                                   ------------    ------------
              Total liabilities.................................     $  1,791        $  1,549
                                                                   ------------    ------------
                                                                   ------------    ------------

     As of December 31, 1993, the Company has net operating loss (NOL) carryforwards and U.S. tax credit carryforwards which will expire, if unused, as follows:

        (dollars in thousands)

                                                   FOREIGN   U.S. STATE   FOREIGN TAX    R&D
                   YEAR OF EXPIRATION                NOL        NOL         CREDIT      CREDIT
        -----------------------------------------  -------   ----------   -----------   ------
        1994-1998................................  $17,638     $1,250       $ 2,497      --
        After 1998...............................    1,212        272        --          $283
        Indefinite...............................    1,640      --           --          --
                                                   -------   ----------   -----------   ------
                  Total..........................  $20,490     $1,522       $ 2,497      $283
                                                   -------   ----------   -----------   ------
                                                   -------   ----------   -----------   ------

     The net operating losses shown above may generate tax benefits of $6.6 million of which only $.5 million have been recognized in the Company's financial statements to date. The balance of $6.1 million has been offset by a valuation allowance because of the uncertainty of ultimate realization.

     The Company's total valuation allowance increased by $1.3 million during the year principally due to additional foreign net operating losses. During 1993, no changes occurred in the conclusions regarding the need for a valuation allowance in any tax jurisdiction.

NOTE 7 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

  Off-Balance Sheet Risk

     The Company enters into forward foreign exchange contracts primarily to hedge intercompany receivables and intercompany lending activity. These contracts are not used for speculative purposes and do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the transactions being hedged. Additionally, forward foreign exchange contracts are used to hedge firm foreign currency commitments. In general, the maturities of the contracts coincide with the underlying exposure positions they are intended to hedge, usually less than six months. At December 31, 1993, the fair value of the Company's forward foreign exchange contracts approximated carrying value.

     The Company has entered into a series of interest rate swap agreements which have effectively fixed interest rates on a portion of its floating rate debt. Under these agreements the Company will pay the counterparties interest at a fixed rate and receive in return interest at a variable rate based on the London Interbank Offered Rate (LIBOR). At December 31, 1993, the Company had contracts in place which served to fix the interest rate on $40.0 million of underlying short-term bank debt. These contracts have final maturities ranging from 1996 to 2003 and carry a weighted average fixed rate payable approximating 5 1/2%. At December 31, 1993, the estimated amount that the Company would receive or pay to terminate the agreements was not significant.

     The counterparties to the Company's forward foreign exchange contracts and interest rate swap agreements consist of a number of major international financial institutions. The Company monitors its position with, and the credit quality of, these financial institutions and does not anticipate any losses as a result of counterparty non-performance.

  Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables.

     The Company's cash investments are with major international financial institutions, with limitations established as to the maximum amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different businesses and geographic areas.

     As of December 31, 1993, the Company had no significant concentrations of credit risk.

NOTE 8  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have entered into long-term lease agreements for real property and equipment. The following information reflects rental commitments under noncancellable operating leases in effect at December 31, 1993:

                       (dollars in thousands)
        1994.................................................            $6,134
        1995.................................................            $4,104
        1996.................................................            $2,534
        1997.................................................            $1,301
        1998.................................................            $1,120
        1999 and thereafter..................................            $1,149

     The outstanding amount of receivables sold to financial institutions with recourse was $0.8 million at December 31, 1993, and $1.1 million at December 31, 1992. Proceeds from these transactions were $10.6 million for the year ended December 31, 1993, $14.4 million for the year ended December 31, 1992, and $15.4 million for the year ended December 31, 1991.

NOTE 9  LONG-TERM DEBT

     Long-term debt outstanding is summarized as follows:

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           1993           1992
                                                                       ------------   ------------
(dollars in thousands)
Unsecured domestic promissory note --
  fixed interest rate of 8.5% -- final payment of $1,000 -- August
  1994...............................................................    $  1,000       $  2,000
Unsecured domestic promissory note --
  fixed interest rate of 9.15% -- final payment of $10,000 -- July
  1994...............................................................      10,000         20,000
Other................................................................       3,760          3,312
                                                                       ------------   ------------
                                                                           14,760         25,312
Less -- current portion..............................................      11,732         11,167
                                                                       ------------   ------------
                                                                         $  3,028       $ 14,145
                                                                       ------------   ------------
                                                                       ------------   ------------

     Under the terms of the unsecured domestic promissory notes, the Company must, among other things, maintain a specified level of working capital and limit debt to a percentage of net tangible assets. At December 31, 1993, the fair value of the long-term debt approximates the carrying value due to the near term final maturity of the domestic promissory notes.

     Long-term debt at December 31, 1993 matures during the following years:

                       (dollars in thousands)
        1994.................................................           $ 11,732
        1995.................................................           $    472
        1996.................................................           $    387
        1997.................................................           $    388
        1998.................................................           $    392
        1999 and thereafter..................................           $  1,389

NOTE 10  EMPLOYEE STOCK PLANS

STOCK OPTION PLANS

     Under the Company's stock option plans, options have been granted for periods of ten years at prices equal to the market price on the date of grant. Options are exercisable cumulatively at the rate of 20% per year with 20% exercisable at the end of the first year and 20% at the beginning of each succeeding year. Through December 31, 1993, 3,450,000 shares were reserved for the program. Information regarding transactions under these plans is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1993         1992         1991
                                                            ---------    ---------    --------
    Option shares:
    Outstanding at beginning of period...................     542,880      647,268     618,954
    Granted..............................................      56,000       64,000     174,800
    Exercised............................................     (77,570)    (164,788)   (143,686)
    Cancelled............................................      (6,360)      (3,600)     (2,800)
                                                            ---------    ---------    --------
    Outstanding at end of period.........................     514,950      542,880     647,268
                                                            ---------    ---------    --------
                                                            ---------    ---------    --------
    Exercisable at end of period.........................     351,590      347,960     398,228
    Shares reserved for future grants....................   1,073,240    1,122,880     183,280
    Price range of outstanding options at end of period:
         Low.............................................      $ 7.00       $ 7.00      $ 4.88
         Average.........................................      $28.98       $25.59      $19.88
         High............................................      $47.75       $47.75      $39.00
    Average price of exercised options during the
      period.............................................      $13.47       $10.82      $ 9.68

RESTRICTED STOCK PLAN

     Under the Company's restricted stock plan, awards are issued without any payment of cash consideration by the participant. The restricted shares become available to the employee at the rate of 50% on the third anniversary of the grant and the remaining 50% on the sixth anniversary of the grant. Expense associated with these shares is amortized over the life of the grant. Compensation expense was $1.2 million for 1993, $1.6 million for 1992, and $2.0 million for 1991. Through December 31, 1993, 900,000 shares were reserved for the program. Information regarding transactions under this plan is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                1993        1992       1991
                                                               -------    --------    -------
    Outstanding at beginning of period......................   251,500     335,100    344,500
    Awarded.................................................    22,500      31,200     53,650
    Vested..................................................   (41,000)   (107,800)   (46,750)
    Cancelled...............................................   (17,800)     (7,000)   (16,300)
                                                               -------    --------    -------
    Outstanding at end of period............................   215,200     251,500    335,100
                                                               -------    --------    -------
                                                               -------    --------    -------
    Shares reserved for future awards.......................   348,300     370,800    402,000

THRIFT INVESTMENT PLAN

     Under the Company's thrift investment plan, eligible employees may save, by payroll deductions, a portion of their salaries. Up to 25% of the amount saved may be invested in Company stock. In addition, the Company matches, in Company stock, one half of the first 6% saved by the employee. The cost of the Company match was $1.4 million in 1993, $1.2 million in 1992, and $1.0 million in 1991. The average market price of the stock on a monthly basis is used in determining employee purchases and the Company's matching contribution. Vesting of Company contributions takes place after five years of service or after two years of participation in the Plan, whichever is more favorable to the employee. Shares issued under the Plan were 53,965 in 1993, 43,813 in 1992, and 50,283 in 1991.
The average issue price was $42.48, $44.32, and $34.13, respectively.

NOTE 11  PENSION PLANS

     On July 1, 1988, the Company revised its United States pension plan to a non-contributory defined benefit plan. Under this cash balance plan, each employee retained the value of his account as of June 30, 1988 and will receive future credits annually based on salary and length of service. Plan assets are invested primarily in guaranteed investment contracts and equity securities. This plan covers all eligible employees in the United States.

     The Company maintains a nonqualified retirement plan to supplement benefits for designated employees whose pension plan benefits are limited by the provisions of the Internal Revenue Code. The Company also has a pension plan for outside directors and a Supplemental Retirement Agreement with its Chairman and former Chief Executive Officer. Amounts related to these plans are included in the disclosures below.

     Certain of the Company's international subsidiaries provide retirement benefits to eligible employees under defined benefit plans. The benefits are based on salary and length of service. Plan assets for these plans are invested primarily in equity securities and fixed income securities.

     It is the Company's policy to make contributions to these plans sufficient to meet the minimum funding requirements of applicable laws and regulations.

     The Company accounts for the cost of its defined benefit plans in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS No. 87). In accordance with the provisions of SFAS No. 87, the Company has recorded an additional minimum liability at the end of each year representing the excess of the accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. The liabilities have been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized prior service cost, the balance of the liability at the end of the period is reported as a separate reduction of stockholders' equity, net of tax benefits.

     Amounts are summarized as follows:

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1993           1992
                                                                   ------------   ------------
    (dollars in thousands)
    Additional minimum liability.................................     $3,463         $2,023
                                                                   ------------   ------------
                                                                   ------------   ------------
    Intangible assets............................................     $1,303         $  316
    Reduction of stockholders' equity............................     $1,330         $1,101
    Tax benefits.................................................     $  830         $  606

UNITED STATES PLANS

     Net U.S. periodic pension cost is summarized as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                   ------------------------
                                                                    1993     1992     1991
                                                                   ------   ------   ------
    (dollars in thousands)
    Service cost for benefits earned during the year.............  $3,170   $3,303   $2,986
    Interest cost on projected benefit obligation................   1,721    1,794    1,545
    Actual return on assets......................................  (2,032)  (1,300)  (2,695)
    Net amortization and deferral................................     100     (508)   1,224
                                                                   ------   ------   ------
    Net periodic pension cost....................................  $2,959   $3,289   $3,060
                                                                   ------   ------   ------
                                                                   ------   ------   ------

     The following table sets forth the U.S. plans' funded status and amounts recognized in the Company's consolidated balance sheet:



                                                                   DECEMBER 31,    DECEMBER 31,
    (dollars in thousands)                                             1993            1992
                                                                   ------------    ------------
    Actuarial present value of benefit obligations:
         Vested benefit obligation..............................     $ 28,189        $ 23,681
         Non-vested benefit obligation..........................        2,119           1,865
                                                                   ------------    ------------
         Accumulated benefit obligation.........................       30,308          25,546
         Effect of proposed compensation increases..............          196             492
                                                                   ------------    ------------
    Projected benefit obligation................................       30,504          26,038
    Plan assets at fair value...................................       27,108          22,456
                                                                   ------------    ------------
    Deficiency of plan assets over projected benefit
      obligation................................................       (3,396)         (3,582)
    Unrecognized net loss.......................................        2,761           2,690
    Unrecognized net transition asset...........................         (261)           (176)
    Adjustment to recognize minimum liability...................       (2,304)         (2,023)
                                                                   ------------    ------------
    Accrued pension cost recognized in the consolidated balance
      sheet.....................................................     $ (3,200)       $ (3,091)
                                                                   ------------    ------------
                                                                   ------------    ------------

     The projected benefit obligation for the U.S. plans was determined using the following assumptions:

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       1993            1992
                                                                   ------------    ------------
    Weighted average discount rate..............................       7.0%            7.0%
    Rate of increase in compensation levels.....................       5.0%            5.0%
    Expected long-term rate of return on assets.................       9.0%            9.0%

INTERNATIONAL PLANS

     Net international periodic pension cost is summarized as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------

    (dollars in thousands)                                       1993       1992       1991
                                                                -------    -------    -------
    Service cost for benefits earned during the year........    $ 1,639    $ 1,578    $ 1,544
    Interest cost on projected benefit obligation...........      1,905      1,880      1,670
    Actual (return) loss on assets..........................     (4,893)       662     (2,875)
    Net amortization and deferral...........................      3,781     (2,017)     1,916
                                                                -------    -------    -------
    Net periodic pension cost...............................    $ 2,432    $ 2,103    $ 2,255
                                                                -------    -------    -------
                                                                -------    -------    -------

     The following table sets forth the international plans' funded status and amounts recognized in the Company's consolidated balance sheet:



                                                      DECEMBER 31, 1993             DECEMBER 31, 1992
                                                  --------------------------    --------------------------
                                                    ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                    EXCEED        BENEFITS        EXCEED        BENEFITS
                                                  ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
            (dollars in thousands)                 BENEFITS        ASSETS        BENEFITS        ASSETS
                                                  -----------    -----------    -----------    -----------
Actuarial present value of benefit obligations:
     Vested benefit obligation.................     $ 3,660        $11,365        $ 4,047        $ 7,464
     Non-vested benefit obligation.............          --          2,280             --          3,008
                                                  -----------    -----------    -----------    -----------
     Accumulated benefit obligation............       3,660         13,645          4,047         10,472
     Effect of proposed compensation
       increases...............................         529          7,405            590          7,619
                                                  -----------    -----------    -----------    -----------
Projected benefit obligation...................       4,189         21,050          4,637         18,091
Plan assets at fair value......................       6,258         13,438          5,728         11,065
                                                  -----------    -----------    -----------    -----------
Excess (deficiency) of plan assets over
  projected benefit obligation.................       2,069         (7,612)         1,091         (7,026)
Unrecognized plan amendments...................         488          2,010            617          2,474
Unrecognized net (gain) loss...................        (985)          (884)           324             18
Unrecognized net transition (asset)
  liability....................................      (1,402)         2,281         (1,797)         1,037
Adjustment to recognize minimum liability......          --         (1,165)            --             --
                                                  -----------    -----------    -----------    -----------
Prepaid (accrued) pension cost recognized in
  the consolidated balance sheet...............     $   170        $(5,370)       $   235        $(3,497)
                                                  -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------

     The projected benefit obligation for the international plans was determined using the following assumptions:

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1993           1992
                                                                   ------------   ------------
    Weighted average discount rate...............................  7.0  - 15.0 %  7.0  - 15.4 %
    Rate of increase in compensation levels......................  4.0  - 13.0 %  5.0  - 13.0 %
    Expected long-term rate of return on assets..................  4.75 - 15.0 %  4.75 - 15.0 %

     Certain of the Company's international subsidiaries provide retirement benefits to eligible employees under defined contribution plans. Contributions are determined under various formulas. Certain other international subsidiaries have pension and severance benefits that are not covered under formal pension plans, including those accruing to employees under foreign government regulations. Expenses are determined in accordance with local law. Pension expense for these international subsidiaries amounted to $1.6 million in the year ended December 31, 1993, $2.5 million in the year ended December 31, 1992, and $1.9 million in the year ended December 31, 1991.

NOTE 12  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides postretirement health care and life insurance benefits for all eligible employees in the United States and Puerto Rico. The benefit plan is contributory based upon years of service and age at retirement. Health care benefits are also extended to spouses of eligible employees and are fully paid by retiree contributions.

     During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). The statement requires that annual postretirement benefit costs be accrued during an employee's years of active service. In prior years, the Company expensed the cost of such benefits when paid. In accordance with SFAS No. 106, the transition obligation, representing the unfunded and unrecognized accumulated past service benefit obligation for all plan participants, may be recognized as an expense in the year of adoption or may be amortized on a straight-line basis over a period of up to twenty years. The Company has adopted SFAS No. 106 by electing to amortize the transition obligation of $13.3 million over twenty years.

     Postretirement benefit cost was $2.6 million in 1993, $0.1 million in 1992, and $0.1 million in 1991. Costs recorded in 1992 and 1991 were on a pay-as-you-go basis. The Company continues to fund medical and life insurance benefit costs on a pay-as-you-go basis.

     Net periodic postretirement benefit cost in 1993 is summarized as follows:

                          (dollars in thousands)
    Service cost for benefits earned during the year..................          $  795
    Interest cost on accumulated postretirement obligation............           1,127
    Amortization of transition obligation.............................             666
                                                                               -------
    Net periodic postretirement benefit cost..........................          $2,588
                                                                               -------
                                                                               -------

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1993:

                          (dollars in thousands)
    Accumulated postretirement benefit obligation:
      Retirees........................................................         $ (4,302)
      Employees fully eligible........................................           (4,042)
      Other active participants.......................................           (7,119)
                                                                             ----------
    Total accumulated postretirement benefit obligation...............          (15,463)
    Unrecognized transition obligation................................           12,637
    Unrecognized loss.................................................              341
                                                                             ----------
    Accrued postretirement benefit cost recognized in the consolidated
      balance sheet...................................................         $ (2,485)
                                                                             ----------
                                                                             ----------

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1993 was 7.5%. The rate of increase in compensation levels was 5%. The medical inflation rate used was 12% in 1994, decreasing by 1% per year to 6% in 2000, and 5.5% for all years thereafter.

     The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $2.3 million and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by approximately $0.3 million in 1993.

NOTE 13  POSTEMPLOYMENT BENEFITS

     In November 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No.
112). This statement must be adopted by the Company no later than calendar year 1994 but earlier adoption is permitted. The statement requires the recognition of the cost of postemployment benefits (after employment but before retirement) on an accrual basis. The Company will adopt SFAS No. 112 in 1994. The new standard is not expected to have a significant effect on the Company's annual benefits expense or liabilities.

NOTE 14  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              YEAR ENDED DECEMBER 31, 1993
                                                        -----------------------------------------
                                                        1ST QTR    2ND QTR    3RD QTR    4TH QTR
                                                        --------   --------   --------   --------
(dollars in thousands, except per share amounts)
Net sales.............................................  $149,101   $158,125   $153,385   $152,001
Gross margin..........................................  $ 90,985   $ 94,512   $ 92,787   $ 92,510
Net earnings..........................................  $ 19,664   $ 17,444   $ 16,314   $ 14,831
Net earnings per share................................  $    .54   $    .50   $    .46   $    .42

                                                              YEAR ENDED DECEMBER 31, 1992
                                                        -----------------------------------------
                                                        1ST QTR    2ND QTR    3RD QTR    4TH QTR
                                                        --------   --------   --------   --------
Net sales.............................................  $147,464   $154,152   $159,643   $146,708
Gross margin..........................................  $ 93,073   $ 95,714   $ 99,105   $ 90,900
Net earnings..........................................  $ 19,651   $ 11,605   $ 21,604   $ 19,221
Net earnings per share................................  $    .54   $    .32   $    .59   $    .53

                                                              YEAR ENDED DECEMBER 31, 1991
                                                        -----------------------------------------
                                                        1ST QTR    2ND QTR    3RD QTR    4TH QTR
                                                        --------   --------   --------   --------
Net sales.............................................  $138,344   $141,011   $140,345   $141,518
Gross margin..........................................  $ 84,900   $ 85,734   $ 85,402   $ 87,681
Net earnings..........................................  $ 15,266   $ 18,178   $ 18,621   $ 17,493
Net earnings per share................................  $    .42   $    .50   $    .51   $    .48

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between Registrant and its independent accountants on accounting and financial disclosure during the year ended December 31, 1993.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers of the Registrant*

                                                                   POSITION OR OFFICE WITH
                                                                   THE COMPANY AND BUSINESS
                                          SERVED AS                 EXPERIENCE DURING PAST
             NAME                AGE    OFFICER SINCE                FIVE (5) YEAR PERIOD
- ------------------------------   ---    --------------   --------------------------------------------
David Freeman.................   49     October 1984     President and Chief Executive Officer, 1993;
                                                           President and Chief Operating Officer,
                                                           1991; Executive Vice President and Chief
                                                           Operating Officer, 1990; Senior Vice
                                                           President and President -- North American
                                                           and Pacific Operations, 1988.
Robert L. Aller...............   59     July 1979        Senior Vice President and Chief Financial
                                                         Officer, 1990; Vice President, Chief
                                                           Financial Officer and Treasurer, 1985.
Louis J. Baccei...............   53     February 1992    Senior Vice President and President, New
                                                           Business Development, 1991; Vice
                                                           President, Research and Development,
                                                           Bausch and Lomb, Inc., Rochester, New
                                                           York, 1985 to 1990.
Gerardus B.E.M. Briels........   57     December 1988    Vice President and President -- North
                                                         American Region, 1991; Vice President and
                                                           President -- North American Automotive &
                                                           Consumer Group, 1989; Regional Manager,
                                                           Latin American Operations, 1984.
Robert M. Kimball.............   38     July 1993        Treasurer, 1993; Assistant Treasurer, 1986.
Eugene F. Miller..............   51     October 1986     Vice President, Secretary and General
                                                         Counsel, 1986.

*All officers are elected to serve a one year term and until their successors are elected and qualified.

     The information contained in the Company's 1994 Proxy Statement on pages 2-4, under the headings "ELECTION OF DIRECTORS -- Nominees for Election as Directors" and on page 19 under the heading "ELECTION OF DIRECTORS -- Executive Compensation and Other Information -- Section 16 Reports" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the Company's 1994 Proxy Statement under the heading "ELECTION OF DIRECTORS -- Board of Directors, Committee Meetings and Director Compensation" on pages 6-7, "ELECTION OF DIRECTORS -- Executive Compensation and Other Information -- Summary Compensation Table" and
"-- Options" on pages 9-11 and "ELECTION OF DIRECTORS -- Executive Compensation and Other Information -- Pension Benefits" and "-- Executive and Consulting Agreements" on pages 16-18, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Company's 1994 Proxy Statement, on pages 5 and 19, under the headings "ELECTION OF DIRECTORS -- Stock Ownership of Management" and "ELECTION OF DIRECTORS -- Ownership of the Company's Securities" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None reportable in the year ended December 31, 1993.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                       PAGE NO. IN
                                                                                        FORM 10-K
                                                                                       -----------
(a) The following documents are filed as part of this report:
        (1)   FINANCIAL STATEMENTS:
              See detailed index under Item 8.
        (2)   FINANCIAL STATEMENT SCHEDULES:
              See detailed index under Item 8.
        (3)   CONSENT OF INDEPENDENT ACCOUNTANTS.....................................           44
(b) Reports on Form 8-K

     No reports on Form 8-K were filed by Registrant during the fourth quarter ended December 31, 1993.

(c) Exhibits

(3)        Articles of Incorporation and By-Laws of Loctite Corporation (filed as Exhibit 3 to Loctite Corporation's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1992 and incorporated herein by reference).
(10)a*     1976 Stock Option Plan, as amended (filed as Exhibit A to Loctite Corporation's definitive Proxy Statement for the 1979 Annual Meeting of Stockholders, dated
           October 2, 1979, and incorporated herein by reference).
(10)b*     1989 Restricted Stock Plan (filed as Exhibit A to Loctite Corporation's definitive
           Proxy Statement for the 1989 Annual Meeting of Stockholders, dated October 6,
           1989, and incorporated herein by reference).
(10)c*     1992 Stock Option Plan (filed as Exhibit A to Loctite Corporation's definitive
           Proxy Statement for the 1992 Annual Meeting of Stockholders, dated March 17, 1992, and incorporated herein by reference).
(10)d*     Deferred Compensation Plan and form of Deferred Compensation Agreement (filed as
           Exhibit 5.1 to Loctite Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1979, and incorporated herein by reference).
(10)e*     Management Incentive Compensation Plan of 1983 (filed as Exhibit (10)e to Loctite
           Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1983, and incorporated herein by reference).
(10)f*     Employee Thrift Investment Plan, as amended (filed as Exhibit (10)f to Loctite
           Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1983, and incorporated herein by reference).
(10)g      National Union Fire Insurance Company of Pittsburgh, Pennsylvania, Policy No. 435
           04 35 -- Directors and Officers Insurance and Company Reimbursement Policy
           effective June 30, 1989 (filed as Exhibit (10)g to Loctite Corporation's Annual
           Report on Form 10-K for the fiscal year ended June 30, 1989, and incorporated herein by reference).
(10)h      Agreement dated May 23, 1985 between Henkel of America, Inc. and Loctite
           Corporation (filed as Exhibit (10)f to Loctite Corporation's Annual Report on Form
           10-K for the fiscal year ended June 30, 1985, and incorporated herein by reference).

(10)i*     Retirement Plan for Non-Employee Directors (filed as Exhibit (10)i to Loctite
           Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and incorporated herein by reference).
(10)j*     Supplemental Retirement Agreement for Chairman and former Chief Executive Officer
           (filed as Exhibit (10)j to Loctite Corporation's Annual Report on Form 10-K for
           the fiscal year ended June 30, 1990 and incorporated herein by reference).
(10)k*     Non-Qualified Retirement Plan of Loctite Corporation (filed as Exhibit (10)l to
           Loctite Corporation's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1992, and incorporated herein by reference).
(21)       Subsidiaries of Registrant.
(99.1)     Annual Report on Form 11-K of the Retirement and Savings Plan of Loctite Puerto
           Rico, Inc. for the fiscal year ended June 30, 1993 and incorporated by reference to Exhibit 99.1 to the Company's Form 10-K/A for the fiscal year ended December
           31, 1992 as filed with the Securities and Exchange Commission on December 23,
           1993.

* Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    LOCTITE CORPORATION

                                    By         /s/  DAVID FREEMAN
                                       ----------------------------------
                                                    DAVID FREEMAN
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: February 22, 1994

                               POWER OF ATTORNEY

     EACH OF THE UNDERSIGNED HEREBY APPOINTS EUGENE F. MILLER AND WILLIAM V. GRICKIS, JR., AND EACH OF THEM SEVERALLY, HIS TRUE AND LAWFUL ATTORNEYS TO EXECUTE ON BEHALF OF THE UNDERSIGNED ANY AND ALL AMENDMENTS TO THIS ANNUAL REPORT ON FORM 10-K AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION. EACH SUCH ATTORNEY WILL HAVE THE POWER TO ACT HEREUNDER WITH OR WITHOUT THE OTHERS. EACH OF THE UNDERSIGNED HEREBY RATIFIES AND CONFIRMS ALL THAT SUCH ATTORNEYS, OR ANY OF THEM, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.
                            ------------------------

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURES                                TITLE                   DATE
            /s/  DAVID FREEMAN                  Director, President and        February 22, 1994
- -------------------------------------------       Chief Executive Officer
                 DAVID FREEMAN                    (Principal Executive
                                                  Officer)

       /s/  KENNETH W. BUTTERWORTH              Director, Chairman             February 22, 1994
- -------------------------------------------
            KENNETH W. BUTTERWORTH

         /s/  JACK H. SCHOFIELD                 Director                       February 22, 1994
- -------------------------------------------
             JACK H. SCHOFIELD

        /s/  JOHN K. ARMSTRONG                  Director                       February 22, 1994
- -------------------------------------------
             JOHN K. ARMSTRONG

          /s/  ROBERT E. IX                     Director                       February 22, 1994
- -------------------------------------------
               ROBERT E. IX

      /s/  FREDERICK B. KRIEBLE                 Director                       February 22, 1994
- -------------------------------------------
           FREDERICK B. KRIEBLE

         /s/  DR. ROMAN DOHR                    Director                       February 22, 1994
- -------------------------------------------
         DR. ROMAN DOHR

                 SIGNATURES                                TITLE                   DATE
        /s/  DR. JURGEN MANCHOT                 Director                       February 22, 1994
- ------------------------------------------
             DR. JURGEN MANCHOT

      /s/  STEPHEN J. TRACHTENBERG              Director                       February 22, 1994
- ------------------------------------------
       STEPHEN J. TRACHTENBERG

          /s/  WALLACE BARNES                   Director                       February 22, 1994
- ------------------------------------------
               WALLACE BARNES

         /s/  ROBERT L. ALLER                   Senior Vice President and      February 22, 1994
- ------------------------------------------        Chief Financial Officer
              ROBERT L. ALLER                     (Principal Financial and
                                                  Accounting Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Post-Effective Amendments to the Registration Statements on Form S-8 (Nos. 2-74537, 2-65775, 2-57724, 2-49684, 33-34061,
33-35125, and 33-32379) of Loctite Corporation of our report dated January 25, 1994 appearing on page 17 of Loctite Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. We also consent to the reference to us under the heading "Experts" in such Prospectuses.

/s/ PRICE WATERHOUSE
PRICE WATERHOUSE

One Financial Plaza
Hartford, Connecticut
March 16, 1994

                                                                      SCHEDULE V

                              LOCTITE CORPORATION

                         PROPERTY, PLANT AND EQUIPMENT

                                BALANCE AT                  RETIREMENTS,    FOREIGN                    BALANCE
                                BEGINNING      ADDITIONS     SALES OR      CURRENCY                     AT END
       CLASSIFICATION           OF PERIOD       AT COST      TRANSFERS    TRANSLATION     OTHER       OF PERIOD
- -----------------------------  ------------   -----------   -----------   -----------   ----------   ------------
                                                          YEAR ENDED DECEMBER 31, 1993
Land and land improvements...  $ 11,903,000   $   266,000   $     2,000   $   507,000   $       --   $ 12,674,000
Buildings....................    75,911,000     8,018,000       867,000       314,000      720,000*    84,096,000
Machinery and equipment......   147,387,000    18,327,000     3,573,000    (6,048,000)   1,500,000*   157,593,000
Construction in progress.....     8,329,000    19,050,000     1,152,000            --           --     26,227,000
                               ------------   -----------   -----------   -----------   ----------   ------------
         Total...............  $243,530,000   $45,661,000   $ 5,594,000   $(5,227,000)  $2,220,000   $280,590,000
                               ------------   -----------   -----------   -----------   ----------   ------------
                               ------------   -----------   -----------   -----------   ----------   ------------
                                                          YEAR ENDED DECEMBER 31, 1992
Land and land improvements...  $ 10,515,000   $ 1,475,000   $     1,000   $   (86,000)  $       --   $ 11,903,000
Buildings....................    62,848,000    14,776,000        85,000    (1,616,000)     (12,000)    75,911,000
Machinery and equipment......   132,131,000    25,306,000     4,928,000    (5,134,000)      12,000    147,387,000
Construction in progress.....     9,689,000    10,325,000    11,704,000        19,000           --      8,329,000
                               ------------   -----------   -----------   -----------   ----------   ------------
         Total...............  $215,183,000   $51,882,000   $16,718,000   $(6,817,000)  $       --   $243,530,000
                               ------------   -----------   -----------   -----------   ----------   ------------
                               ------------   -----------   -----------   -----------   ----------   ------------
                                                          YEAR ENDED DECEMBER 31, 1991
Land and land improvements...  $  7,229,000   $ 3,173,000   $        --   $   113,000   $       --   $ 10,515,000
Buildings....................    58,236,000     5,197,000       648,000        63,000           --     62,848,000
Machinery and equipment......   121,532,000    15,455,000     4,183,000      (673,000)          --    132,131,000
Construction in progress.....            --     9,689,000            --            --           --      9,689,000
                               ------------   -----------   -----------   -----------   ----------   ------------
         Total...............  $186,997,000   $33,514,000   $ 4,831,000   $  (497,000)  $       --   $215,183,000
                               ------------   -----------   -----------   -----------   ----------   ------------
                               ------------   -----------   -----------   -----------   ----------   ------------

* Primarily the plant and equipment of companies acquired in 1993.

                                                                     SCHEDULE VI

                              LOCTITE CORPORATION

                            ACCUMULATED DEPRECIATION

                         PROPERTY, PLANT AND EQUIPMENT

                                               ADDITIONS
                               BALANCE AT     CHARGED TO                     FOREIGN                    BALANCE
                               BEGINNING       COSTS AND     RETIREMENTS    CURRENCY                     AT END
      CLASSIFICATION           OF PERIOD       EXPENSES       OR SALES     TRANSLATION     OTHER       OF PERIOD
- ---------------------------   ------------    -----------    ----------    -----------    --------    ------------
                                                          YEAR ENDED DECEMBER 31, 1993
Land improvements..........   $    997,000    $   277,000    $    2,000    $    23,000    $     --    $  1,295,000
Buildings..................     21,912,000      2,436,000       500,000       (154,000)     52,000*     23,746,000
Machinery and equipment....     81,623,000     14,748,000     2,647,000     (3,056,000)    368,000*     91,036,000
                              ------------    -----------    ----------    -----------    --------    ------------
         Total.............   $104,532,000    $17,461,000    $3,149,000    $(3,187,000)   $420,000    $116,077,000
                              ------------    -----------    ----------    -----------    --------    ------------
                              ------------    -----------    ----------    -----------    --------    ------------
                                                          YEAR ENDED DECEMBER 31, 1992
Land improvements..........   $  1,225,000    $   211,000    $    1,000    $  (431,000)   $ (7,000)   $    997,000
Buildings..................     19,787,000      2,640,000        67,000       (406,000)    (42,000)     21,912,000
Machinery and equipment....     73,566,000     13,918,000     3,621,000     (2,338,000)     98,000      81,623,000
                              ------------    -----------    ----------    -----------    --------    ------------
         Total.............   $ 94,578,000    $16,769,000    $3,689,000    $(3,175,000)   $ 49,000    $104,532,000
                              ------------    -----------    ----------    -----------    --------    ------------
                              ------------    -----------    ----------    -----------    --------    ------------
                                                          YEAR ENDED DECEMBER 31, 1991
Land improvements..........   $  1,157,000    $    68,000    $       --    $        --    $     --    $  1,225,000
Buildings..................     17,908,000      2,270,000       197,000       (194,000)         --      19,787,000
Machinery and equipment....     63,916,000     12,401,000     2,670,000        (81,000)         --      73,566,000
                              ------------    -----------    ----------    -----------    --------    ------------
         Total.............   $ 82,981,000    $14,739,000    $2,867,000    $  (275,000)   $     --    $ 94,578,000
                              ------------    -----------    ----------    -----------    --------    ------------
                              ------------    -----------    ----------    -----------    --------    ------------

* Primarily the depreciation of companies acquired in 1993.

                                                                   SCHEDULE VIII

                              LOCTITE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCES FOR DOUBTFUL ACCOUNTS

                                                 BALANCE AT                  ACCOUNTS
                                                  BEGINNING   CHARGED TO   WRITTEN OFF    BALANCE AT
                    PERIOD                        OF PERIOD    EXPENSES     AND OTHER    END OF PERIOD
- -----------------------------------------------  -----------  -----------  ------------  -------------
Year Ended December 31, 1993...................  $ 4,740,000  $ 2,028,000  $  2,109,000   $ 4,659,000
Year Ended December 31, 1992...................  $ 5,190,000  $ 1,274,000  $  1,724,000   $ 4,740,000
Year Ended December 31, 1991...................  $ 4,611,000  $ 1,977,000  $  1,398,000   $ 5,190,000

                                                                     SCHEDULE IX

                              LOCTITE CORPORATION

                              SHORT-TERM BANK DEBT

                                             WEIGHTED AVERAGE     MAXIMUM AMOUNT       AVERAGE AMOUNT       WEIGHTED AVERAGE
                              BALANCE AT     INTEREST RATE AT   OUTSTANDING DURING   OUTSTANDING DURING   INTEREST RATE DURING
          PERIOD             END OF PERIOD    END OF PERIOD*       THE PERIOD**         THE PERIOD**          THE PERIOD*
- ---------------------------  -------------   ----------------   ------------------   ------------------   --------------------
Year Ended
  December 31, 1993........  $ 100,366,000           4%            $101,767,000         $ 79,396,000                5%
Year Ended
  December 31, 1992........  $  18,763,000          10%            $ 33,572,000         $ 20,193,000               10%
Year Ended
  December 31, 1991........  $   5,227,000          11%            $ 20,516,000         $ 15,151,000               12%

 * Weighted Average Interest Rates were influenced by the magnitude and duration of local currency borrowings in highly inflationary environments, where interest rates obtained on borrowings reflect the underlying levels of local inflation. The exception to this is Brazil, where, because of the potential for significant distortion, the inflation components of interest expense have been reported in the translation component of foreign exchange loss.

** Using monthly balances.

                               INDEX TO EXHIBITS

                                                                     Sequentially
Exhibit                                                                Numbered
Number                     Exhibits                                      Page
- -------                    --------                                  ------------
21                Subsidiaries of the Registrant
