Form 10-Q
period 1994-03-31
LOCTITE CORP
filed 1994-05-13
CIK 60041

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1994                   COMMISSION FILE NUMBER 1-7608

                              LOCTITE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       06-0701067
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

               10 COLUMBUS BOULEVARD, HARTFORD, CONNECTICUT 06106
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 520-5000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     35,383,073 shares of common stock, $.01 par value, outstanding as of April 30, 1994.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                              LOCTITE CORPORATION

            CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

(Unaudited)
(dollars in thousands, except per share amounts)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                         1994               1993
                                                                   -----------------------------
Net sales.......................................................    $159,882           $149,101
Cost of sales...................................................      62,075             58,116
                                                                   ----------         ----------
Gross margin....................................................      97,807             90,985
                                                                   ----------         ----------
Research & development expense..................................       6,559              6,474
Selling, general and administrative expenses....................      64,037             58,223
                                                                   ----------         ----------
                                                                      70,596             64,697
                                                                   ----------         ----------
Earnings from operations........................................      27,211             26,288
Investment income...............................................       2,218              2,013
Interest expense................................................      (1,407)              (498)
Other expense...................................................        (934)              (315)
Foreign exchange loss...........................................      (2,682)            (1,269)
                                                                   ----------         ----------
Earnings before income taxes....................................      24,406             26,219
Provisions for income taxes.....................................       6,102              6,555
                                                                   ----------         ----------
Net earnings....................................................      18,304             19,664
Retained earnings, beginning of period..........................     342,441            348,938
Less:
Cash dividends declared (1994 -- $.20 and 1993 -- $.19).........       7,078              6,894
Stock repurchases...............................................       3,239             42,606
                                                                   ----------         ----------
Retained earnings, end of period................................    $350,428           $319,102
                                                                   ----------         ----------
                                                                   ----------         ----------
Earnings per share..............................................    $   0.52           $   0.54
                                                                   ----------         ----------
                                                                   ----------         ----------
Average number of shares outstanding............................   35,372,000         36,117,000
                                                                   ----------         ----------
                                                                   ----------         ----------

The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(dollars in thousands)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           1994            1993
                                                                        -----------------------
Cash flows from operating activities:
     Net earnings....................................................   $18,304         $19,664
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization..............................     6,892           6,791
          Deferred income taxes......................................        20           3,049
          (Gain) loss on sale of fixed assets........................       720             (41)
          Provision for losses -- accounts receivable................       555             313
          Undistributed earnings of affiliates.......................        (2)            (41)
     Change in:
          Trade and other receivables................................    (8,459)        (14,575)
          Inventory..................................................    (3,558)         (1,003)
          Prepaid and other current assets...........................    (1,704)         (2,833)
          Accounts payable and accrued expenses......................   (12,031)         (3,807)
          Interest payable...........................................      (201)           (331)
          Taxes payable..............................................     2,816          (2,831)
     Other...........................................................     1,301           3,818
                                                                        -------         -------
Cash provided by operating activities................................     4,653           8,173
                                                                        -------         -------
Cash flows from investing activities:
     Additions to property, plant and equipment......................   (13,379)         (7,437)
     Dispositions of property, plant and equipment...................       165             563
     Goodwill & intangible portion of acquisitions...................   (13,325)         (3,348)
     Change in short-term investments................................     7,135          (4,826)
     (Increase) decrease in long-term investments....................       438            (212)
                                                                        -------         -------
Cash used in investing activities....................................   (18,966)        (15,260)
                                                                        -------         -------
Cash flows from financing activities:
     Stock repurchases...............................................    (1,647)        (44,923)
     Issuances of common stock.......................................     1,720           1,035
     Dividends paid..................................................    (7,079)         (6,928)
     Increase (decrease) in short-term debt..........................      (435)         49,735
     Increase (decrease) in long-term debt...........................        14             (28)
                                                                        -------         -------
Cash used in financing activities....................................    (7,427)         (1,109)
                                                                        -------         -------
Effect of exchange rate changes on cash..............................       550              (7)
                                                                        -------         -------
Decrease in cash and cash equivalents................................   (21,190)         (8,203)
Cash and cash equivalents:
     January 1.......................................................    44,552          29,889
                                                                        -------         -------
     March 31........................................................   $23,362         $21,686
                                                                        -------         -------
                                                                        -------         -------
Interest paid........................................................   $ 1,906         $ 1,626
Taxes paid (net of refunds)..........................................   $ 2,702         $ 6,526

The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                           CONSOLIDATED BALANCE SHEET

(Unaudited)
(dollars in thousands)

                                                                       MARCH  31,     DECEMBER 31,
                                                                           1994          1993
                                                                         --------    ------------
                                             ASSETS
Current assets:
     Cash and cash equivalents........................................   $ 23,362      $ 44,552
     Time and certificates of deposit.................................     45,356        51,499
     Marketable securities (approximates market)......................         82            79
     Accounts and notes receivable (less allowances of $5,093 and
      $4,659).........................................................    130,757       119,316
     Other receivables................................................     13,604        12,874
     Inventories:
          Finished goods..............................................     44,488        43,248
          Work in progress............................................     21,047        18,413
          Raw materials...............................................     22,599        22,020
                                                                         --------    ------------
                                                                           88,134        83,681
     Deferred income tax benefit......................................      5,079         5,473
     Prepaid expenses and other current assets........................     13,248        11,406
                                                                         --------    ------------
Total current assets..................................................    319,622       328,880
                                                                         --------    ------------
Investments:
     Marketable securities (approximates market)......................          5           126
     Venture capital investments......................................      4,664         4,978
                                                                         --------    ------------
                                                                            4,669         5,104
                                                                         --------    ------------
Property, plant and equipment:
     Land and land improvements.......................................     13,206        12,674
     Buildings........................................................     88,131        84,096
     Machinery and equipment..........................................    163,504       157,593
     Construction in progress.........................................     30,986        26,227
                                                                         --------    ------------
                                                                          295,827       280,590
     Less -- accumulated depreciation.................................    120,808       116,077
                                                                         --------    ------------
                                                                          175,019       164,513
Deferred income tax benefit...........................................      7,754         7,429
Other assets..........................................................     20,442        17,205
Excess of purchase price over fair value of net assets of acquired
  companies (net of amortization of $15,461 and $14,638)..............     90,676        80,096
                                                                         --------    ------------
Total assets..........................................................   $618,182      $603,227
                                                                         --------    ------------
                                                                         --------    ------------

The accompanying notes are an integral part of these statements.

                                                                        MARCH  31,    DECEMBER 31,
                                                                           1994          1993
                                                                         --------    ------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt..................................................   $102,921      $103,047
     Long-term debt -- current maturities.............................     11,373        11,732
     Accounts payable.................................................     28,303        32,776
     Accrued salaries, wages and other compensation...................     12,943        16,309
     Accrued taxes, other than income taxes...........................      6,212         5,886
     Accrued income taxes.............................................     16,538        13,798
     Dividends payable................................................      7,078         7,079
     Accrued pension and retirement benefits..........................      3,353         6,620
     Accrued insurance................................................      6,302         5,936
     Accrued liabilities -- other.....................................     18,776        12,917
                                                                         --------    ------------
Total current liabilities.............................................    213,799       216,100
                                                                         --------    ------------
Long-term liabilities:
     Long-term debt...................................................      3,143         3,028
     Retirement and postretirement obligations........................     11,317         6,222
     Other............................................................     17,063        19,396
                                                                         --------    ------------
                                                                           31,523        28,646
                                                                         --------    ------------
Stockholders' equity:
     Common Stock, $.01 par value:....................................     41,542        39,922
            Authorized 100,000,000 shares; issued 35,368,265
            shares -- March 31, 1994 and 35,369,657 shares -- December
            31, 1993
     Retained earnings................................................    350,428       342,441
     Foreign currency translation adjustment..........................    (16,895)      (21,892)
     Investment valuation allowance...................................       (915)         (660)
     Adjustment for minimum pension liability.........................     (1,300)       (1,330)
                                                                         --------    ------------
Total stockholders' equity............................................    372,860       358,481
                                                                         --------    ------------
Total liabilities and stockholders' equity............................   $618,182      $603,227
                                                                         --------    ------------
                                                                         --------    ------------

                              LOCTITE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.

     The notes to the consolidated financial statements contained in Loctite Corporation's December 31, 1993 Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained herein.

NOTE 2 -- POSTEMPLOYMENT BENEFITS

     During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The statement requires the recognition of the cost of postemployment benefits (after employment but before retirement) on an accrual basis. In prior years, the Company expensed the cost of such benefits when paid. The effect of adoption in 1994 for postemployment benefits under SFAS No. 112 is not material to the Company.

NOTE 3 -- ACQUISITIONS

     During the first quarter of 1994, the Company completed the acquisition of 100% of the capital stock of Plastic Padding Holdings Limited, a producer of automotive aftermarket chemical products with distribution networks in the U.K., Ireland, and Scandinavia. The acquisition was accounted for as a purchase with the results of Plastic Padding included from the effective date of the acquisition. In April 1994 the Company also completed the purchase of the remaining 49% interest in its subsidiary in Thailand, bringing the Company's total ownership to 100%.

     The cost of these acquisitions is not material to the Company for purposes of pro forma presentation.

                              LOCTITE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND CHANGES IN FINANCIAL CONDITION

OPERATING RESULTS
QUARTER ENDED MARCH 31, 1994 VERSUS QUARTER ENDED MARCH 31, 1993

     Loctite management primarily measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer.

     Net sales for the quarters ended March 31, 1994 and March 31, 1993 were $159.9 million and $149.1 million, respectively. A summary (in millions) is as follows:

                                                            QUARTER    QUARTER                 LOCAL
                                                             ENDED      ENDED      DOLLAR     CURRENCY
                                                            3/31/94    3/31/93    % GROWTH    % GROWTH
                                                            -------    -------    --------    --------
SALES:
     North American Region...............................   $ 64.3     $ 62.3          3           4
     European Region.....................................     63.2       58.2          9          15
     Asia/Pacific Region.................................     14.9       12.3         21          15
     Latin American Region...............................     14.8       13.1         13          15
     Luminescent Systems.................................      2.7        3.2        (15)        (14)
                                                            -------    -------       ---         ---
          TOTAL SALES....................................   $159.9     $149.1          7%          9%
                                                            -------    -------       ---         ---
                                                            -------    -------       ---         ---
Industrial Business:
     North American Region...............................   $ 37.6     $ 34.2         10          11
     European Region.....................................     33.1       31.3          6          11
     Asia/Pacific Region.................................     13.1       10.8         21          14
     Latin American Region...............................      4.3        3.9          9          11
     Luminescent Systems.................................      2.7        3.2        (15)        (14)
                                                            -------    -------       ---         ---
          Total Industrial Business Sales................   $ 90.8     $ 83.4          9%         10%
                                                            -------    -------       ---         ---
                                                            -------    -------       ---         ---
Automotive Aftermarket Business:
     North American Region...............................   $ 11.7     $ 12.8         (9)         (8)
     European Region (excluding Plastic Padding
       Holdings).........................................      7.3        7.3          1           6
     Plastic Padding Holdings............................      3.6         --         --          --
     Asia/Pacific Region.................................      1.3        1.1         24          22
     Latin American Region...............................      2.0        2.1         (5)         (2)
                                                            -------    -------       ---         ---
          Total Automotive Aftermarket Business Sales....   $ 25.9     $ 23.3         11%         14%
                                                            -------    -------       ---         ---
                                                            -------    -------       ---         ---
Retail (Consumer) Business:
     North American Region...............................   $ 15.0     $ 15.3         (2)         (2)
     European Region.....................................     19.3       19.6         (2)          6
     Asia/Pacific Region.................................       .4         .4         14          14
     Latin American Region...............................      8.5        7.1         21          22
                                                            -------    -------       ---         ---
          Total Retail (Consumer) Business Sales.........   $ 43.2     $ 42.4          2%          6%
                                                            -------    -------       ---         ---
                                                            -------    -------       ---         ---

- - ---------------

Plastic Padding Holdings Limited was acquired in the first quarter of 1994.

     Sales in the North American region increased by 3% in U.S. dollars and 4% in local currency, compared to the first quarter of 1993. In the industrial business, volume increases in major product lines contributed to the strong growth of 10% in U.S. dollars and 11% in local currency. However, this growth was partially offset by decreases in sales in the automotive aftermarket and retail (consumer) businesses.

     Sales in the European region continued to be negatively affected by the strength of the U.S. dollar, resulting in a local currency sales growth of 15% being reduced to a U.S. dollar growth of 9%. The acquisition of Plastic Padding during the first quarter of 1994 had a positive impact of two percentage points on the Company's overall sales growth and amounted to six percentage points of the European sales growth. Sales in the industrial market in the European region improved by 11% in local currencies and 6% in U.S. dollars as the Company concentrated its efforts on less recessed and underpenetrated markets. Volume increases in anaerobics and cyanoacrylates were major contributors to industrial sales growth. There was broad strength across Europe compared to last year's weak performance.

     The Asia/Pacific region's local currency sales gains of 15% were increased to 21% in U.S. dollars primarily due to the strength of the Japanese yen in relation to the U.S. dollar. Volume increases in most products were the predominant factor in this region's sales growth. All countries but heavily recessed Japan exhibited positive local currency sales growth.

     Latin American sales increased 13% in U.S. dollars compared to the first quarter of 1993. Sales increases in the industrial and retail (consumer) markets were partially offset by the sales decline in the automotive aftermarket business. All countries showed sales growth with the exception of Venezuela. Brazil's sales were up by 11%; however, excluding the effects of inflation, Brazil's sales grew by 2%. A new financial package has been introduced by the government of that country which attempts to stabilize the exchange rate and curb inflation, but it has at least temporarily increased the uncertainty of the economic outlook for Brazil.

     Luminescent Systems' sales decreased by 15% in U.S. dollars, primarily due to the fact that sales in the first quarter of 1993 included sales for the English Channel Tunnel project. Excluding this project, sales in the first quarter of 1994 were flat with the prior year. The airline and defense industries are major customers of this business. Sales in the airline industry improved as compared to the prior year, while sales in the defense industry were flat.

     Gross margin remained basically unchanged at 61% of sales in the comparable quarters of 1994 and 1993, although there was some change in geographic mix.

     Operating expenses as a percentage to sales were 44% in the first quarter of 1994 and 43% in the first quarter of 1993. Of the total $5.9 million increase, marketing expenses increased by $4.9 million or 11% to support sales growth. Administrative expenses increased $0.9 million or 6%, and research and development expenses were flat. Plastic Padding and the new subsidiaries operating in India, China, and Norway accounted for $2.0 million of the increase in operating expenses.

     Interest expense for the quarter ended March 31, 1994 was $0.9 million higher than the respective prior year quarter due primarily to higher average short term borrowing levels in the United States.

     Net foreign exchange losses in the first quarter of 1994 increased by $1.4 million versus the corresponding prior year quarter due to the translation effects of significantly higher rates of Brazilian inflation and currency devaluation on the Company's operations in that location, and to less favorable transaction related exchange results arising from the Company's Irish manufacturing operations.

     Other expense for the quarter ended March 31, 1994 increased by $0.6 million over the quarter ended March 31, 1993, due primarily to a loss of $0.8 million associated with the disposition of a small operation, Canton Biomedical Division of Loctite VSI, Inc.

     Income taxes, as a percentage of earnings before taxes, were 25% for the comparable three month periods in 1994 and 1993.

FINANCIAL CONDITION

     At March 31, 1994, cash and cash equivalents were $23.4 million versus $44.6 at December 31, 1993. The decrease was primarily due to cash outflow for the acquisition of Plastic Padding Holdings, additions to property, plant and equipment, a decrease in accounts payable and accrued expenses, dividends paid, and increased trade receivables, partially offset by cash provided by operating activities and a reduction in short-term investments.

     Accounts and notes receivable increased by $11.4 million from December 31, 1993 to March 31, 1994. The largest increases were reported in Europe, resulting from increased sales activity in the first quarter of 1994 compared to the fourth quarter of 1993 and the acquisition of Plastic Padding.

     The increase of $10.5 million in net property, plant and equipment from December 31, 1993 to March 31, 1994 was primarily due to the construction of the Company's new facility in Rocky Hill, Connecticut, and assets acquired in conjunction with the new acquisition. Currency also had an effect on the total U.S. dollar change.

     Goodwill increased from $80.1 million at December 31, 1993 to $90.7 million at March 31, primarily due to the acquisition of Plastic Padding Holdings during the first quarter of 1994.

     The reduction in the negative foreign currency translation adjustment in stockholders' equity from $21.9 million at December 31, 1993 to $16.9 million at March 31, 1994, was due primarily to the effect of a comparatively weaker U.S. dollar on the Company's net asset position at March 31 in its foreign subsidiaries.

ACQUISITIONS

     During the first quarter of 1994, the Company acquired Plastic Padding Holdings Limited, a market leader in automotive aftermarket chemical products with strong brand presence and established distribution networks in the U.K., Ireland, and Scandinavia.

     In April 1994, the Company purchased the remaining 49% interest in its subsidiary in Thailand, bringing the Company's percent of voting stock owned to 100%.

     The cost of these acquisitions was not material to the Company.

SALE OF DIVISION

     The Company sold a small operation, Canton Biomedical Division of Loctite VSI, Inc., to Chemfab Corporation and recorded a loss of $0.8 million.

ADOPTION OF ACCOUNTING PRONOUNCEMENT

     During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The statement requires the recognition of the cost of postemployment benefits (after employment but before retirement) on an accrual basis. In prior years, the Company expensed the cost of such benefits when paid. The effect of adoption in 1994 for postemployment benefits under SFAS No. 112 is not material to the Company.

ENVIRONMENTAL MATTERS

     Continuing compliance with existing federal, state and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, and competitive position. As previously reported in its 1992 and 1993 Annual Reports on Form 10-K, the Company is presently investigating a soil and groundwater contamination problem at its Newington, Connecticut, facility which has probably resulted from the failure of an underground storage tank and/or prior waste handling practices by Company personnel, or by other prior or concurrent users of the site, and/or adjacent sites. The tank, which formerly held chlorinated solvents, has been removed. Consultants hired by the Company have been working closely with officials of the Connecticut Department of Environmental

Protection ("DEP") to identify the exact source of the contamination and its parameters. The Company spent approximately $170,000 in fiscal 1993 in continuing evaluation and initial remediation efforts. Approximately $200,000 is expected to be spent in 1994.

     In the future it is possible that the Company may become subject to a corrective action order under the Resource Conservation and Recovery Act ("RCRA") by the United States Environmental Protection Agency ("EPA"), which would involve an EPA supervised remediation program. However, the Company is currently discussing with the EPA whether EPA has jurisdiction over the Newington site, since it is the Company's belief that it has never operated as a treatment, storage or disposal facility for hazardous wastes, but only as a generator of such wastes. If EPA agrees with the Company's position, then remediation of the Newington site would be overseen only by the DEP. Due to the potential differences in remediation approaches which could emerge between the EPA and DEP, the Company does not intend to begin a remediation program until the question of jurisdiction has been resolved. Consequently, it is not possible at this time to predict accurately total remediation expense.

                          PART II -- OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

     (a) Exhibits -- none

     (b) Reports on Form 8-K filed during the quarter:
         April 15, 1994 -- the following events were reported:

         Item 5 (a) On April 14, 1994, the Board of Directors of Loctite Corporation (the "Company") adopted a shareholder rights plan and declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock, $.01 par value per share (the "Common Shares"), of the Company. The dividend was payable to stockholders of record on April 25, 1994. The description and terms of the Rights are set forth in the Rights Agreement (the "Rights Agreement"), dated as of April 14, 1994, between the Company and The First National Bank of Boston, as Rights Agent, which is attached as Exhibit 1 to the Form 8-K of the Company, dated April 15, 1994.

                (b) On April 14, 1994, the Company entered into an agreement (the "Henkel Agreement"), dated as of April 14, 1994, with Henkel Corporation, Henkel KGaA and HC Investments, Inc. (collectively, "Henkel") that provided for, among other things, the termination of the agreement, dated May 23, 1985, between the Company and Henkel Corporation (as successor to Henkel of America, Inc.), the enlargement of the size of the Board of Directors of the Company from 10 to 12 members (with Henkel being entitled to recommend up to a total of three Board nominees, depending on the number of Common Shares beneficially owned by Henkel), and various mechanisms to ensure that the arrangement between the Company and Henkel set forth in the Henkel Agreement and the Rights Agreement will remain in place for 10 years. The Henkel Agreement is attached as Exhibit 2 to the Form 8-K of the Company, dated April 15, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LOCTITE CORPORATION
                                             (Registrant)

Date:  May 12, 1994                       By: /s/ DAVID FREEMAN
                                          ---------------------------------------------------
                                                  David Freeman
                                                  President and Chief Executive Officer

Date:  May 12, 1994                       By: /s/ ROBERT L. ALLER
                                          ---------------------------------------------------
                                                  Robert L. Aller, Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and Accounting
                                                  Officer)