Form 10-Q
period 1994-06-30
LOCTITE CORP
filed 1994-08-12
CIK 60041

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

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


                                 (203) 520-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The number of shares of common stock outstanding as of June 30, 1994, was 35,369,670, $.01 par value.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     INDEX

                                                                                        PAGE NO.
                                                                                        ---------
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statement of Earnings and Retained Earnings for the
                 quarters ended June 30, 1994 and 1993, and the six-month periods
                 ended June 30, 1994 and 1993........................................       2

               Consolidated Statement of Cash Flows for the six-month periods ended
                 June 30, 1994 and 1993..............................................       3

               Consolidated Balance Sheet at June 30, 1994 and December 31, 1993.....      4-5

               Notes to Consolidated Financial Statements............................       6

     Item 2.   Management's Discussion and Analysis of Results of Operations and
                 Changes in Financial Condition......................................     7-12

PART II.       OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders...................      13

     Item 6.   Listing of Exhibits and Reports on Form 8-K...........................      13

     Signatures......................................................................      14

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LOCTITE CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                             AND RETAINED EARNINGS

(Unaudited)
(dollars in thousands, except per share amounts)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                                 1994          1993          1994          1993
                                               ----------------------      ----------------------
Net sales..................................... $177,808      $158,125      $337,690      $307,226
Cost of sales.................................   69,145        63,613       131,220       121,729
                                               --------      --------      --------      --------
Gross margin..................................  108,663        94,512       206,470       185,497
                                               --------      --------      --------      --------
Research & development expense................    6,892         6,749        13,451        13,223
Selling, general and administrative
  expenses....................................   72,566        62,465       136,603       120,688
                                               --------      --------      --------      --------
                                                 79,458        69,214       150,054       133,911
                                               --------      --------      --------      --------
Earnings from operations......................   29,205        25,298        56,416        51,586
Investment income.............................    1,191         2,066         3,409         4,079
Interest expense..............................   (1,473)       (1,671)       (2,880)       (2,169)
Other expense.................................     (134)         (129)       (1,068)         (444)
Foreign exchange loss.........................   (1,851)       (2,305)       (4,533)       (3,574)
                                               --------      --------      --------      --------
Earnings before income taxes..................   26,938        23,259        51,344        49,478
Provisions for income taxes...................    6,734         5,815        12,836        12,370
                                               --------      --------      --------      --------
Net earnings.................................. $ 20,204      $ 17,444        38,508        37,108
                                               ========      ========
Retained earnings, beginning of period........                              342,441       348,938
Less:
Cash dividends declared (1994 -- $.40 and
  1993 -- $.39)...............................                               14,156        13,970
Stock repurchases.............................                                4,351        43,131
                                                                           --------      --------
Retained earnings, end of period..............                             $362,442      $328,945
                                                                           ========      ========
Earnings per share............................ $   0.57      $   0.50      $   1.09      $   1.04
                                               ========      ========      ========      ========
Average number of shares outstanding (000s)...   35,378        35,374        35,376        35,799
                                               ========      ========      ========      ========

The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(dollars in thousands)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                              1994       1993
                                                                             ------------------
Cash flows from operating activities:
     Net earnings.........................................................   $38,508    $37,108
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization...................................    13,917     12,586
          Deferred income taxes...........................................       429        206
          (Gain) loss on sale of fixed assets.............................       750       (106)
          Provision for losses -- accounts receivable.....................     1,282        722
          Undistributed earnings of affiliates............................        (2)       182
     Change in:
          Trade and other receivables.....................................   (16,567)   (19,868)
          Inventory.......................................................       810     (1,302)
          Prepaid and other current assets................................       220     (5,162)
          Accounts payable and accrued expenses...........................   (10,184)    (4,434)
          Interest payable................................................      (355)       526
          Taxes payable...................................................    (6,463)     2,514
     Other................................................................     4,050      4,506
                                                                             -------    -------
Cash provided by operating activities.....................................    26,395     27,478
                                                                             -------    -------
Cash flows from investing activities:
     Additions to property, plant and equipment...........................   (24,463)   (16,576)
     Dispositions of property, plant and equipment........................       438        776
     Goodwill & intangible portion of acquisitions........................   (14,943)    (5,183)
     Change in short-term investments.....................................    16,028    (13,866)
     Decrease in long-term investments....................................       221         14
                                                                             -------    -------
Cash used in investing activities.........................................   (22,719)   (34,835)
                                                                             -------    -------
Cash flows from financing activities:
     Stock repurchases....................................................    (4,289)   (45,463)
     Issuances of common stock............................................     3,077      2,253
     Dividends paid.......................................................   (14,156)   (13,823)
     Increase (decrease) in short-term debt...............................    (7,345)    54,610
     Increase (decrease) in long-term debt................................       (97)     1,076
                                                                             -------    -------
Cash used in financing activities.........................................   (22,810)    (1,347)
                                                                             -------    -------
Effect of exchange rate changes on cash...................................        28     (1,266)
                                                                             -------    -------
Decrease in cash and cash equivalents.....................................   (19,106)    (9,970)
Cash and cash equivalents:
     January 1............................................................    44,552     29,889
                                                                             -------    -------
     June 30..............................................................   $25,446    $19,919
                                                                             =======    =======
Interest paid.............................................................   $ 3,741    $ 2,493
Taxes paid (net of refunds)...............................................   $17,840    $10,652

The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                           CONSOLIDATED BALANCE SHEET

(Unaudited)
(dollars in thousands)

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1994          1993
                                                                        --------    ------------
                                             ASSETS
Current assets:
     Cash and cash equivalents.......................................   $ 25,446      $ 44,552
     Time and certificates of deposit................................     38,830        51,499
     Marketable securities (approximates market).....................         86            79
     Accounts and notes receivable (less allowances of $5,565 and
      $4,659)........................................................    141,207       119,316
     Other receivables...............................................     15,448        12,874
     Inventories:
          Finished goods.............................................     42,840        43,248
          Work in progress...........................................     21,183        18,413
          Raw materials..............................................     21,521        22,020
                                                                        --------      --------
                                                                          85,544        83,681
     Deferred income tax benefit.....................................      5,040         5,473
     Prepaid expenses and other current assets.......................     11,526        11,406
                                                                        --------      --------
Total current assets.................................................    323,127       328,880
                                                                        --------      --------
Investments:
     Marketable securities (approximates market).....................          5           126
     Venture capital investments.....................................      4,885         4,978
                                                                        --------      --------
                                                                           4,890         5,104
                                                                        --------      --------
Property, plant and equipment:
     Land and land improvements......................................     14,791        12,674
     Buildings.......................................................     89,785        84,096
     Machinery and equipment.........................................    167,831       157,593
     Construction in progress........................................     36,835        26,227
                                                                        --------      --------
                                                                         309,242       280,590
     Less -- accumulated depreciation................................    126,567       116,077
                                                                        --------      --------
                                                                         182,675       164,513
Deferred income tax benefit..........................................      7,497         7,429
Other assets.........................................................     20,208        17,205
Excess of purchase price over fair value of net assets of acquired
  companies (net of amortization of $15,999 and $14,638).............     91,417        80,096
                                                                        --------      --------
Total assets.........................................................   $629,814      $603,227
                                                                        ========      ========

The accompanying notes are an integral part of these statements.

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1994          1993
                                                                        --------    ------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt.................................................   $ 96,121      $103,047
     Long-term debt -- current maturities............................     11,402        11,732
     Accounts payable................................................     29,192        32,776
     Accrued salaries, wages and other compensation..................     16,904        16,309
     Accrued taxes, other than income taxes..........................      6,191         5,886
     Accrued income taxes............................................      7,755        13,798
     Dividends payable...............................................      7,079         7,079
     Accrued pension and retirement benefits.........................      2,809         6,620
     Accrued insurance...............................................      6,475         5,936
     Accrued liabilities -- other....................................     19,794        12,917
                                                                        --------      --------
Total current liabilities............................................    203,722       216,100
                                                                        --------      --------
Long-term liabilities:
     Long-term debt..................................................      3,098         3,028
     Retirement and postretirement obligations.......................     12,520         6,222
     Other...........................................................     16,161        19,396
                                                                        --------      --------
                                                                          31,779        28,646
                                                                        --------      --------
Stockholders' equity:
     Common Stock, $.01 par value:...................................     42,863        39,922
           Authorized 100,000,000 shares; issued 35,369,670
           shares -- June 30, 1994 and 35,369,657 shares -- December
           31, 1993
     Retained earnings...............................................    362,442       342,441
     Foreign currency translation adjustment.........................     (8,806)      (21,892)
     Investment valuation allowance..................................       (916)         (660)
     Adjustment for minimum pension liability........................     (1,270)       (1,330)
                                                                        --------      --------
Total stockholders' equity...........................................    394,313       358,481
                                                                        --------      --------
Total liabilities and stockholders' equity...........................   $629,814      $603,227
                                                                        ========      ========

                              LOCTITE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All such adjustments are of a normal recurring nature.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND CHANGES IN FINANCIAL CONDITION

OPERATING RESULTS
QUARTER ENDED JUNE 30, 1994 VERSUS QUARTER ENDED JUNE 30, 1993

     Loctite management primarily measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer.

     Net sales for the quarters ended June 30, 1994 and June 30, 1993 were $177.8 million and $158.1 million, respectively. A summary (in millions of dollars) is as follows:

                                                          QUARTER     QUARTER                 LOCAL
                                                           ENDED       ENDED      DOLLAR     CURRENCY
                                                          6/30/94     6/30/93    % GROWTH    % GROWTH
                                                          -------     -------    --------    --------
SALES:
     North American Region.............................   $ 76.7      $ 70.1         10%         10%
     European Region...................................     66.2        56.8         16          22
     Asia/Pacific Region...............................     18.3        15.5         17          17
     Latin American Region.............................     13.8        12.9          7           9
     Luminescent Systems...............................      2.8         2.8         --           1
                                                          ------      ------        ---         ---
          TOTAL SALES..................................   $177.8      $158.1         12%         15%
                                                          ======      ======        ===         ===
Industrial Business:
     North American Region.............................   $ 40.3      $ 36.0         12%         13%
     European Region...................................     33.9        29.8         14          18
     Asia/Pacific Region...............................     16.1        13.7         18          17
     Latin American Region.............................      4.5         4.6         (3)         (2)
     Luminescent Systems...............................      2.8         2.8         --           1
                                                          ------      ------        ---         ---
          Total Industrial Business Sales..............   $ 97.6      $ 86.9         12%         14%
                                                          ======      ======        ===         ===
Automotive Aftermarket Business:
     North American Region.............................   $ 16.8      $ 16.9         --%          1%
     European Region (excluding Plastic Padding
       Holdings).......................................      8.1         7.9          4           8
     Plastic Padding Holdings..........................      3.4          --         --          --
     Asia/Pacific Region...............................      1.8         1.3         30          28
     Latin American Region.............................      1.9         1.9          3           7
                                                          ------      ------        ---         ---
          Total Automotive Aftermarket Business
            Sales......................................   $ 32.0      $ 28.0         14%         17%
                                                          ======      ======        ===         ===
Retail (Consumer) Business:
     North American Region.............................   $ 19.6      $ 17.2         14%         14%
     European Region (excluding Plastic Padding
       Holdings).......................................     19.5        19.1          2           8
     Plastic Padding Holdings..........................      1.3          --         --          --
     Asia/Pacific Region...............................       .4          .5        (23)        (19)
     Latin American Region.............................      7.4         6.4         16          17
                                                          ------      ------        ---         ---
          Total Retail (Consumer) Business Sales.......   $ 48.2      $ 43.2         11%         14%
                                                          ======      ======        ===         ===

- - ---------------

Plastic Padding Holdings Limited was acquired in the first quarter of 1994.

     Sales in the North American region in the second quarter of 1994 increased by 10% in U.S. dollars and local currency compared to the second quarter of 1993. The industrial business grew 12% in U.S. dollars and 13% in local currency due to volume increases. This growth coupled with the 14% sales growth in the retail (consumer) business more than counteracted the sluggishness in the automotive aftermarket to achieve the 10% overall sales growth reported by the region for the quarter.

     Although the U.S. dollar had weakened substantially by June 30, its relative overall strength for the second quarter as compared to the prior year period reduced the local currency sales growth of 22% in the European region to 16% in U.S. dollars. Plastic Padding Holdings, acquired in the first quarter of 1994, had a positive impact on European sales of 9% in local currency and 8% in U.S. dollars. While there was no indication of broad economic recovery in Europe, there was more stability in the business climate, which along with the Company's redirection of efforts to the opportunities for growth, contributed to sales growth. The main strength of the European business came from volume increases in core industrial products, with higher growth in Germany, Italy, and Spain.

     The Asia/Pacific region continued to report sales gains as in previous quarters, registering a 17% increase in both local currency and in U.S. dollars. Major industrial product lines showed increased sales volumes over the comparable prior year quarter. Japan, for the first time in several quarters, contributed towards this growth, showing a modest local currency increase. The decline in China's local currency and U.S. dollar sales partially offset the sales gains reported by the other countries in the region.

     The Latin American region suffered major economic disruption during the quarter as the Brazilian government implemented its new financial package and introduced a new currency, and Venezuela experienced major devaluation in its currency. Despite these problems, however, Latin American sales increased 7% in U.S. dollars, paced by a strong retail (consumer) performance.

     Luminescent Systems' sales were flat for the quarter compared to the second quarter of 1993.

     Gross margin increased from 60% of sales in the quarter ended June 30, 1993 to 61% in the quarter ended June 30, 1994. The major influence was an increase in the European region's margin, and to a lesser degree increases in the North American and Asia/Pacific regions' margins, partially offset by a decrease in the Latin American region.

     Operating expenses as a percentage to sales were 45% in the second quarter of 1994 and 44% in the comparable quarter in 1993. Total operating expenses increased 15% or $10.2 million. Plastic Padding and the subsidiary which began operating in Norway in the third quarter of 1993 accounted for $1.8 million of the increase. Marketing expenses increased $8.5 million or 19% to support sales growth, with the U.S. business accounting for $3.2 million of the increase. Administrative expenses increased $1.6 million or 10%, while research and development expenses increased by 2%.

     Investment income for the quarter ended June 30, 1994, was $0.9 million lower than the comparable prior year period due largely to lower average interest rates on deposits in foreign locations.

     Income taxes, as a percentage of earnings before taxes, remained at 25% for the comparable three month periods in 1994 and 1993.

SIX MONTHS ENDED JUNE 30, 1994 VERSUS SIX MONTHS ENDED JUNE 30, 1993

     Net sales for the six months ended June 30, 1994 and June 30, 1993 were $337.7 million and $307.2 million, respectively. A summary (in millions of dollars) is as follows:

                                                         6 MONTHS    6 MONTHS                 LOCAL
                                                          ENDED       ENDED       DOLLAR     CURRENCY
                                                         6/30/94     6/30/93     % GROWTH    % GROWTH
                                                         --------    --------    --------    --------
SALES:
     North American Region............................    $141.1      $132.4         7%          7%
     European Region..................................     129.3       114.9        12          18
     Asia/Pacific Region..............................      33.1        27.9        19          16
     Latin American Region............................      28.7        26.0        10          12
     Luminescent Systems..............................       5.5         6.0        (8)         (7)
                                                          ------      ------        --          --
          TOTAL SALES.................................    $337.7      $307.2        10%         12%
                                                          ======      ======        ==          ==
Industrial Business:
     North American Region............................    $ 78.0      $ 70.2        11%         12%
     European Region..................................      67.0        61.1        10          14
     Asia/Pacific Region..............................      29.2        24.5        19          16
     Latin American Region............................       8.7         8.5         3           4
     Luminescent Systems..............................       5.5         6.0        (8)         (7)
                                                          ------      ------        --          --
          Total Industrial Business Sales.............    $188.4      $170.3        11%         12%
                                                          ======      ======        ==          ==
Automotive Aftermarket Business:
     North American Region............................    $ 28.5      $ 29.7        (4)%        (3)%
     European Region (excluding Plastic Padding
       Holdings)......................................      15.4        15.1         2           7
     Plastic Padding Holdings.........................       7.0          --        --          --
     Asia/Pacific Region..............................       3.1         2.5        28          25
     Latin American Region............................       4.0         4.0        (1)          2
                                                          ------      ------        --          --
          Total Automotive Aftermarket Business
            Sales.....................................    $ 58.0      $ 51.3        13%         15%
                                                          ======      ======        ==          ==
Retail (Consumer) Business:
     North American Region............................    $ 34.6      $ 32.5         6%          7%
     European Region (excluding Plastic Padding
       Holdings)......................................      38.7        38.7        --           7
     Plastic Padding Holdings.........................       1.2          --        --          --
     Asia/Pacific Region..............................        .8          .9        (8)         (6)
     Latin American Region............................      16.0        13.5        18          20
                                                          ------      ------        --          --
          Total Retail (Consumer) Business Sales......    $ 91.3      $ 85.6         7%         10%
                                                          ======      ======        ==          ==

- - ---------------

Plastic Padding Holdings Limited was acquired in the first quarter of 1994.

     The North American region reported sales gains of 7% in both U.S. dollars and local currency for the first six months of 1994 compared to the first six months of 1993. The strong growth of 11% in U.S. dollars and 12% in local currency in the industrial business was attributable primarily to volume increases in core product lines. While the retail (consumer) business exhibited moderate growth, the automotive aftermarket business reported decreases in sales.

     Total sales in the European region increased by 12% in U.S. dollars and 18% in local currency in the first half of 1994 compared to the first half of 1993. The relative strength of the U.S. dollar throughout the first six months of 1994 as compared to 1993 continued to negatively impact sales. Plastic Padding Holdings' sales accounted for 7% U.S. dollar and 8% local currency growth in the European region. Strong sales in the industrial business, in part due to broadening distribution, were primarily responsible for the remaining growth in the European region.

     Sales gains of 19% in U.S. dollars and 16% in local currency were reported by the Asia/Pacific region. The industrial and automotive aftermarket businesses showed strong sales gains, while the retail (consumer) business registered a moderate decline. Most core industrial products reflected solid growth.

     Latin America reported sales increases of 10% in U.S. dollars and 12% in local currency, despite the economic uncertainty and disruption experienced in Brazil as its government implemented a new financial package and introduced a new currency. All countries except Venezuela, which experienced a major devaluation of its currency, reported increased sales. Sales in the consumer (retail) business grew primarily as a result of volume increase in consumer cyanoacrylates.

     Luminescent Systems' sales for the first half of 1994 decreased by 8% in U.S. dollars and 7% in local currency over the same prior year period due to the fact that the sales in the first quarter of 1993 included one time shipments for the English Channel Tunnel project. Excluding this project, 1994 base line sales were flat as compared to the first half of 1993.

     Gross margin, as a percent of sales, increased from 60% for the first six months of 1993 to 61% for the comparable 1994 period. The largest component of this positive change was an increase in the European region's margin, followed by improvement in the Asia/Pacific region's margin.

     Year to date operating expenses as a percentage to sales were 44% for the first six months of 1994 and 1993. Total operating expenses increased by 12% or $16.1 million. Plastic Padding Holdings and the new subsidiary operating in Norway since the third quarter of 1993 accounted for $3.3 million of the increase. Marketing expenses increased $13.4 million or 15% to support sales growth. Administrative expenses increased $2.5 million or 8%, while research and development expenses increased $0.2 million or 2%.

     Interest expense increased by $0.7 million in the first six months of 1994 versus the comparable prior year period due primarily to higher average short-term debt levels in the U.S.

     Investment income decreased by $0.7 million in the first six months of 1994 versus the comparable prior year period due largely to lower average interest rates on deposits in foreign locations.

     Net foreign exchange losses for the six month period ended June 30, 1994 were $1.0 million higher than the corresponding prior year period due primarily to less favorable transaction related exchange results from the Company's Irish manufacturing operations and, to a lesser extent, to the translation effects on the Company's operations in Venezuela from the significant devaluation of that currency.

     Other expense for the six months ended June 30, 1994 was $0.6 million higher than the comparable prior year period due primarily to a loss associated with the disposition of a small operation, Canton Biomedical Division of Loctite VSI, Inc., during the first quarter of 1994.

     Income taxes, as a percentage of earnings before taxes, were 25% for the periods ended June 30, 1994 and 1993.

FINANCIAL CONDITION

     Cash and cash equivalents were $25.4 million at June 30, 1994, and $44.6 million at December 31, 1993. The decrease was primarily a result of the acquisition of Plastic Padding Holdings, additions to property, plant and equipment, dividends paid, and increased trade receivables, partially offset by net earnings and a reduction in short-term investments.

     Accounts and notes receivable increased by $21.9 million, including a $5.1 million currency effect from December 31, 1993 to June 30, 1994. The largest increases were reported in Europe, resulting from increased sales activity in the second quarter of 1994 compared to the fourth quarter of 1993.

     The $18.2 million increase in net property, plant and equipment including a $5.8 million currency impact from December 31, 1993 to June 30, 1994 was primarily a result of the construction of the Company's new facility in Rocky Hill, Connecticut. Assets acquired in conjunction with the acquisition of Plastic Padding Holdings also contributed to the increase.

     Goodwill increased by $11.3 million from December 31, 1993 to June 30, 1994 primarily due to the acquisition of Plastic Padding Holdings during the first quarter of 1994.

     The reduction in the negative foreign currency translation adjustment in stockholders' equity from $21.9 million at December 31, 1993 to $8.8 million at June 30, 1994, was due to the effect of a comparatively weaker U.S. dollar on the Company's net asset position at June 30 in its foreign subsidiaries.

ACQUISITIONS

     During the first quarter of 1994, the Company acquired Plastic Padding Holdings Limited, a producer of automotive aftermarket chemical products with strong brand presence and established distribution networks in the U.K., Ireland, and Scandinavia.

     In April 1994, the Company purchased the remaining 49% interest in its subsidiary in Thailand, bringing the Company's percent of voting stock owned to 100%.

     The cost of these acquisitions was not material to the Company.

SALE OF DIVISION

     The Company sold a small operation, Canton Biomedical Division of Loctite VSI, Inc., to Chemfab Corporation and recorded a loss of $0.8 million in the first quarter of 1994.

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

ENVIRONMENTAL MATTERS

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, and competitive position. As previously reported in its 1992 and 1993 Annual Reports on Form 10-K, the Company has been investigating a soil and groundwater contamination problem at its Newington, Connecticut, facility which has probably resulted from the failure of an underground storage tank and/or prior waste handling practices by Company personnel, or by other prior or concurrent users of the site, and/or adjacent sites. The tank, which formerly held chlorinated solvents, has been removed. Consultants hired by the Company have been working closely with officials of the Connecticut Department of Environmental Protection ("DEP") to identify the exact source(s) of the contamination and its/their parameters. The company spent approximately $170,000 in fiscal 1993 in continuing subsurface investigation and is nearing the completion of the investigative phase of the work at this site. The Company expects to spend approximately $450,000 in 1994 for capital equipment to be used to implement a site remediation plan developed by the Company's environmental consultants.

     In the future it is possible that the Company may become subject to a corrective action order under the Resource Conservation and Recovery Act ("RCRA") by the United States Environmental Protection Agency ("EPA"), which would involve an EPA supervised remediation program. However, the Company is continuing discussions with the EPA as to whether the EPA has jurisdiction over the Newington site, since it is the Company's belief that it has never operated as a treatment, storage or disposal facility for hazardous wastes, but only as a generator of such wastes. If the EPA agrees with the Company's position, then remediation of the Newington site would be overseen only by the DEP. If the EPA does not agree with the Company's position and issues a corrective action order, it is possible that the Company might have to modify some aspects of its remediation plan. However, the Company does not believe, based on advice from its consultants, that the EPA's approach to remediation is likely to differ in any material way from that now being implemented by the Company. At this point in time, the Company believes that it will be necessary to spend approximately $20,000 per year for an indefinite period to operate and maintain the remediation equipment which will soon be installed on site, and does not presently anticipate any further expenditures in connection with site remediation.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On April 27, 1994, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect nine directors to hold office until the next Annual Meeting and until their successors are elected and qualified and to confirm the appointment of the Company's independent accountants for the current fiscal year.

     (b) At the Annual Meeting, Messrs. Robert E. Ix, Frederick B. Krieble, Kenneth W. Butterworth, Dr. Roman Dohr, Dr. Jurgen Manchot, John K. Armstrong, Stephen J. Trachtenberg, Wallace Barnes, and David Freeman were re-elected as directors.

     (c) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter.

          1. Nine directors were elected to hold office until the next Annual Meeting and until their successors are elected and qualified. A list of such directors, including the votes for, withheld and abstentions, and broker non-votes, is set forth below:

                                                                     VOTES                       BROKER
                                                         FOR        WITHHELD    ABSTENTIONS    NON-VOTES
                                                      ----------    --------    ------------   ----------
Robert E. Ix.......................................   31,685,856     109,456        n/a           n/a
Frederick B. Krieble...............................   31,673,431     121,881
Kenneth W. Butterworth.............................   31,686,888     108,424
Dr. Roman Dohr.....................................   31,681,305     114,007
Dr. Jurgen Manchot.................................   31,685,446     109,866
John K. Armstrong..................................   31,684,860     110,452
Stephen J. Trachtenberg............................   31,652,380     142,932
Wallace Barnes.....................................   31,682,377     112,935
David Freeman......................................   31,687,361     107,951

          2. The appointment of Price Waterhouse as the Company's independent accountants for the current fiscal year was confirmed. There were 31,718,235 votes cast for the proposal, and 30,770 votes against the proposal, and 46,307 votes abstained. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits -- none

    (b)  Reports on Form 8-K -- none

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LOCTITE CORPORATION
                                                -------------------
                                                   (Registrant)

Date:  August 12, 1994                          By: /s/ DAVID FREEMAN
                                                    ---------------------------------------------
                                                        David Freeman
                                                        President and Chief Executive Officer


Date:  August 12, 1994                          By: /s/ ROBERT L. ALLER
                                                    -----------------------------------------------------
                                                        Robert L. Aller, Senior Vice President and
                                                        Chief Financial Officer
                                                        (Principal Financial and Accounting
                                                        Officer)