Form 10-Q
period 1994-09-30
LOCTITE CORP
filed 1994-11-14
CIK 60041

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The number of shares of common stock outstanding as of September 30, 1994, was 35,358,196, $.01 par value.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.        FINANCIAL INFORMATION
     Item 1.   Financial Statements
               Consolidated Statement of Earnings and Retained Earnings for the
                 quarters ended September 30, 1994 and 1993, and the nine-month
                 periods ended September 30, 1994 and 1993.........................      2
               Consolidated Statement of Cash Flows for the nine-month periods
                 ended September 30, 1994 and 1993.................................      3
               Consolidated Balance Sheet at September 30, 1994 and December 31,
                 1993..............................................................     4-5
               Notes to Consolidated Financial Statements..........................      6
     Item 2.   Management's Discussion and Analysis of Results of Operations and
                 Changes in Financial Condition....................................     7-12

PART II.       OTHER INFORMATION
     Item 6.   Listing of Exhibits and Reports on Form 8-K.........................      13
     Signatures....................................................................      14

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LOCTITE CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                             AND RETAINED EARNINGS

(Unaudited)
(dollars in thousands, except per share amounts)

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                 1994          1993          1994          1993
                                               ----------------------      ----------------------
Net sales..................................... $183,344      $153,385      $521,034      $460,611
Cost of sales.................................   71,370        60,598       202,590       182,327
                                               --------      --------      --------      --------
Gross margin..................................  111,974        92,787       318,444       278,284
                                               --------      --------      --------      --------
Research & development expense................    6,971         6,790        20,422        20,013
Selling, general and administrative
  expenses....................................   74,212        62,761       210,815       183,449
                                               --------      --------      --------      --------
                                                 81,183        69,551       231,237       203,462
                                               --------      --------      --------      --------
Earnings from operations......................   30,791        23,236        87,207        74,822
Investment income.............................    1,172         2,107         4,581         6,186
Interest expense..............................   (1,505)       (1,579)       (4,385)       (3,748)
Other expense.................................     (641)          (11)       (1,709)         (455)
Foreign exchange gain (loss)..................      356        (2,002)       (4,177)       (5,576)
                                               --------      --------      --------      --------
Earnings before income taxes..................   30,173        21,751        81,517        71,229
Provisions for income taxes...................    7,543         5,437        20,379        17,807
                                               --------      --------      --------      --------
Net earnings.................................. $ 22,630      $ 16,314        61,138        53,422
                                               ========      ========
Retained earnings, beginning of period........                              342,441       348,938
Less:
Cash dividends declared (1994 -- $.61 and
  1993 -- $.59)...............................                               21,586        21,051
Stock repurchases.............................                                6,172        45,545
                                                                           --------      --------
Retained earnings, end of period..............                             $375,821      $335,764
                                                                           ========      ========
Earnings per share............................ $   0.64      $   0.46      $   1.73      $   1.50
                                               ========      ========      ========      ========
Average number of shares outstanding (000s)...   35,368        35,382        35,375        35,674
                                               ========      ========      ========      ========

The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(dollars in thousands)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           1994         1993
                                                                         ---------------------
Cash flows from operating activities:
     Net earnings......................................................  $ 61,138     $ 53,422
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization................................    20,921       18,262
          Deferred income taxes........................................    (1,499)         103
          (Gain) loss on sale of fixed assets..........................     1,019         (137)
          Provision for losses -- accounts receivable..................     1,835        1,353
          Undistributed earnings of affiliates.........................        11          478
     Change in:
          Trade and other receivables..................................   (21,446)     (20,896)
          Inventory....................................................    (4,900)      (1,385)
          Prepaid and other current assets.............................     1,164       (3,725)
          Accounts payable and accrued expenses........................     1,067       (4,437)
          Interest payable.............................................      (680)         123
          Taxes payable................................................      (463)       1,428
     Other.............................................................     3,395        4,905
                                                                         --------     --------
Cash provided by operating activities..................................    61,562       49,494
                                                                         --------     --------
Cash flows from investing activities:
     Additions to property, plant and equipment........................   (38,935)     (28,402)
     Dispositions of property, plant and equipment.....................       230          883
     Goodwill & intangible portion of acquisitions.....................   (16,471)      (5,761)
     Change in short-term investments..................................    12,641      (15,689)
     (Increase) decrease in long-term investments......................       (74)         192
                                                                         --------     --------
Cash used in investing activities......................................   (42,609)     (48,777)
                                                                         --------     --------
Cash flows from financing activities:
     Stock repurchases.................................................    (7,104)     (46,415)
     Issuances of common stock.........................................     3,986        3,596
     Dividends paid....................................................   (21,235)     (20,899)
     Increase (decrease) in short-term debt............................   (10,535)      72,046
     Decrease in long-term debt........................................      (179)     (10,707)
                                                                         --------     --------
Cash used in financing activities......................................   (35,067)      (2,379)
                                                                         --------     --------
Effect of exchange rate changes on cash................................      (213)        (829)
                                                                         --------     --------
Decrease in cash and cash equivalents..................................   (16,327)      (2,491)
Cash and cash equivalents:
     January 1.........................................................    44,552       29,889
                                                                         --------     --------
     September 30......................................................  $ 28,225     $ 27,398
                                                                         ========     ========
Interest paid..........................................................  $  7,047     $  4,581
Taxes paid (net of refunds)............................................  $ 22,268     $ 18,004

The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                           CONSOLIDATED BALANCE SHEET

(Unaudited)
(dollars in thousands)

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1994             1993
                                                                      -------------    -------------
                                               ASSETS
Current assets:
     Cash and cash equivalents.....................................     $ 28,225        $ 44,552
     Time and certificates of deposit..............................       43,556          51,499
     Marketable securities (approximates market)...................           89              79
     Accounts and notes receivable (less allowances of $5,937 and
      $4,659)......................................................      147,063         119,316
     Other receivables.............................................       16,097          12,874
     Inventories:
          Finished goods...........................................       46,717          43,248
          Work in progress.........................................       24,549          18,413
          Raw materials............................................       20,800          22,020
                                                                        --------        --------
                                                                          92,066          83,681
     Deferred income tax benefit...................................        6,627           5,473
     Prepaid expenses and other current assets.....................       10,709          11,406
                                                                        --------        --------
Total current assets...............................................      344,432         328,880
                                                                        --------        --------
Investments:
     Marketable securities (approximates market)...................            5             126
     Venture capital investments...................................        5,191           4,978
                                                                        --------        --------
                                                                           5,196           5,104
                                                                        --------        --------
Property, plant and equipment:
     Land and land improvements....................................       21,895          12,674
     Buildings.....................................................      123,802          84,096
     Machinery and equipment.......................................      177,217         157,593
     Construction in progress......................................        1,900          26,227
                                                                        --------        --------
                                                                         324,814         280,590
     Less -- accumulated depreciation..............................      132,750         116,077
                                                                        --------        --------
                                                                         192,064         164,513
Deferred income tax benefit........................................        7,885           7,429
Other assets.......................................................       20,155          17,205
Excess of purchase price over fair value of net assets of acquired companies
  (net of amortization of $16,765 and $14,638).....................       92,081          80,096
                                                                        --------        --------
Total assets.......................................................     $661,813        $603,227
                                                                        ========        ========

The accompanying notes are an integral part of these statements.

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1994             1993
                                                                       -------------    ------------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt................................................      $104,008        $103,047
     Long-term debt -- current maturities...........................           400          11,732
     Accounts payable...............................................        32,300          32,776
     Accrued salaries, wages and other compensation.................        21,213          16,309
     Accrued taxes, other than income taxes.........................         7,494           5,886
     Accrued income taxes...........................................        12,843          13,798
     Dividends payable..............................................         7,430           7,079
     Accrued pension and retirement benefits........................         3,334           6,620
     Accrued insurance..............................................         6,599           5,936
     Accrued liabilities -- other...................................        24,483          12,917
                                                                          --------        --------
Total current liabilities...........................................       220,104         216,100
                                                                          --------        --------

Long-term liabilities:
     Long-term debt.................................................         3,009           3,028
     Retirement and postretirement obligations......................        13,293           6,222
     Other..........................................................        12,850          19,396
                                                                          --------        --------
                                                                            29,152          28,646
                                                                          --------        --------
Stockholders' equity:
     Common Stock, $.01 par value:..................................        43,715          39,922
            Authorized 100,000,000 shares; issued 35,358,196
            shares -- September 30, 1994 and 35,369,657
            shares -- December 31, 1993
     Retained earnings..............................................       375,821         342,441
     Foreign currency translation adjustment........................        (5,150)        (21,892)
     Investment valuation allowance.................................          (589)           (660)
     Adjustment for minimum pension liability.......................        (1,240)         (1,330)
                                                                          --------        --------
Total stockholders' equity..........................................       412,557         358,481
                                                                          --------        --------
Total liabilities and stockholders' equity..........................      $661,813        $603,227
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

NOTE 3 -- ACQUISITIONS

     During the first quarter of 1994, the Company completed the acquisition of 100% of the capital stock of Plastic Padding Holdings Limited, a producer of automotive aftermarket chemical products with distribution networks in the U.K., Ireland, and Scandinavia. The acquisition was accounted for as a purchase with the results of Plastic Padding included from the effective date of the acquisition. In April 1994, the Company also completed the purchase of the remaining 49% interest in its subsidiary in Thailand, bringing the Company's total ownership to 100%. In September 1994, the Company acquired certain assets and liabilities from its distributors in Finland and Turkey and now operates wholly owned subsidiaries in these countries.

     The cost of these acquisitions is not material to the Company for purposes of pro forma presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND CHANGES IN FINANCIAL CONDITION

OPERATING RESULTS
QUARTER ENDED SEPTEMBER 30, 1994 VERSUS QUARTER ENDED SEPTEMBER 30, 1993

     Loctite management primarily measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer.

     Net sales for the quarters ended September 30, 1994, and September 30, 1993, were $183.3 million and $153.4 million, respectively. A summary (in millions of dollars) is as follows:

                                                          QUARTER     QUARTER                 LOCAL
                                                           ENDED       ENDED      DOLLAR     CURRENCY
                                                          9/30/94     9/30/93    % GROWTH    % GROWTH
                                                          -------     -------    --------    --------
SALES:
     North American Region.............................   $ 76.4      $ 69.1         11%         11%
     European Region...................................     66.6        53.6         24          18
     Asia/Pacific Region...............................     19.7        16.0         23          18
     Latin American Region.............................     17.8        12.3         44          46
     Luminescent Systems...............................      2.8         2.4         19          18
                                                          ------      ------        ---         ---
          TOTAL SALES..................................   $183.3      $153.4         20%         17%
                                                          ======      ======        ===         ===
Industrial Business:
     North American Region.............................   $ 40.2      $ 36.7         10%         10%
     European Region...................................     33.4        27.1         23          17
     Asia/Pacific Region...............................     17.2        14.1         22          18
     Latin American Region.............................      5.1         4.3         18          19
     Luminescent Systems...............................      2.8         2.4         19          18
                                                          ------      ------        ---         ---
          Total Industrial Business Sales..............   $ 98.7      $ 84.6         17%         14%
                                                          ======      ======        ===         ===
Automotive Aftermarket Business:
     North American Region.............................   $ 16.3      $ 15.0          9%         10%
     European Region (excluding Plastic Padding
       Holdings).......................................      7.4         7.0          7           0
     Plastic Padding Holdings..........................      3.7          --         --          --
     Asia/Pacific Region...............................      2.2         1.6         38          30
     Latin American Region.............................      2.3         1.9         18          20
                                                          ------      ------        ---         ---
          Total Automotive Aftermarket Business
            Sales......................................   $ 31.9      $ 25.5         25%         23%
                                                          ======      ======        ===         ===
Retail (Consumer) Business:
     North American Region.............................   $ 19.9      $ 17.4         15%         15%
     European Region (excluding Plastic Padding
       Holdings).......................................     21.5        19.5         11           6
     Plastic Padding Holdings..........................       .6          --         --          --
     Asia/Pacific Region...............................       .3          .3        (15)        (28)
     Latin American Region.............................     10.4         6.1         71          73
                                                          ------      ------        ---         ---
          Total Retail (Consumer) Business Sales.......   $ 52.7      $ 43.3         22%         20%
                                                          ======      ======        ===         ===

- - ---------------

Plastic Padding Holdings Limited was acquired in the first quarter of 1994.

     Sales in the North American region increased by 11% in local currency and U.S. dollars in the third quarter of 1994 as compared to the third quarter of 1993, with rates of local currency growth ranging between 10% and 15% across the three businesses. Increased volumes in most core products contributed to the 10% growth in both local currency and U.S. dollars in the industrial business. The automotive aftermarket, which had been lagging in previous quarters, significantly improved as the business benefited from new products gaining distribution and the addition of some niche distributors. Sales in the retail (consumer) business grew by 15% in local currency and U.S. dollars over the prior year quarter due to volume increases in major product lines.

     In the European region, local currency sales growth of 18% was enhanced to 24% as the exchange rate comparison turned favorable. European sales excluding Plastic Padding increased 10% in local currency and 16% in U.S. dollars compared to the third quarter of 1993. All major countries other than Germany reported local currency sales growth, with Italy and Spain showing double digit percentage sales gains. The European business environment has begun to contribute to sales growth, but the major element of sales increases resulted from the Company's focused sales and marketing efforts in underpenetrated markets. Major industrial and consumer product lines increased in volumes, while Plastic Padding sales were responsible for sales gains in the automotive aftermarket business.

     The Asia/Pacific region maintained its momentum, growing sales by 18% in local currency and 23% when converted to U.S. dollars. All major countries reported sales gains. Japan, which began to show sales increases in the second quarter of 1994, continued to strengthen as the Company's effort in new sub-markets and new applications in the industrial area began to show results. The Japanese economy is still sluggish and only nominally aided the Company's efforts. Australia's 8% local currency sales gains translated to 19% in U.S. dollars. China's sales increase of 136% in local currency was reduced to 58% when converted to U.S. dollars. All other subsidiaries reported double digit percentage growth in both local currency and U.S. dollars.

     The Latin American region reported sales gains of 44% in U.S. dollars. All countries, with the exception of Venezuela, experienced sales gains. The retail (consumer) business, where approximately 60% of the region's sales occurred, increased by 71% in U.S. dollars, primarily due to a doubling of sales of a major product line. Brazil, the largest contributor to sales, reported 60% sales growth as compared to the third quarter of 1993. There were three key elements in this exceptional growth: Problems with a distributor in the retail (consumer) business resulted in decreased sales in the third quarter of last year; distribution channels for the Company's products were being refilled during the third quarter of 1994 after the disruption experienced in the second quarter of this year with the uncertainty about the change of currency on the first of July; and the strengthening of local currency against the dollar by 15%.

     Luminescent Systems' sales increased by 19% in U.S. dollars in the third quarter of 1994 as compared to the third quarter of 1993. Increased sales of commercial aircraft lighting and electronic components for the auto industry were the primary contributors to the sales gains.

     Gross margin increased from 60.5% in the third quarter of 1993 to 61.1% in the third quarter of 1994. The improved margins in the Latin American region and Luminescent Systems were partially offset by the decrease in the other three regions' gross margins.

     Operating expenses as a percentage of sales in the third quarters of 1994 and 1993 were 44% and 45%, respectively. In total, operating expenses increased 17% or $11.6 million. Plastic Padding, acquired in the first quarter of 1994, accounted for $1.4 million of the increase. Excluding Plastic Padding, marketing expenses increased 18% or $8.5 million to support sales growth, and administrative expenses increased 10% or $1.6 million. Total research and development expenses increased 3% or $0.2 million.

     Investment income for the quarter ended September 30, 1994, was $0.9 million lower than the respective prior year quarter principally as a result of lower average interest rates and deposit levels in foreign locations.

     Net foreign exchange gain (loss) improved by $2.4 million during the three month period versus the comparable prior year period due primarily to the new economic plan and currency introduced in Brazil during the second quarter of 1994. The plan had the effect in the third quarter of dramatically reducing the rate of inflation and was accompanied by an appreciating currency, in contrast to rates of inflation and currency devaluation in excess of 30% per month during the third quarter of the prior year.

     Income taxes remained at 25% of earnings before taxes for the comparable three month periods.

NINE MONTHS ENDED SEPTEMBER 30, 1994 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1993

     Net sales for the nine months ended September 30, 1994, and September 30, 1993, were $521.0 million and $460.6 million, respectively. A summary (in millions of dollars) is as follows:

                                                          9 MONTHS   9 MONTHS               LOCAL
                                                           ENDED      ENDED      DOLLAR    CURRENCY
                                                          9/30/94    9/30/93    % GROWTH   % GROWTH
                                                          --------   --------   --------   --------
SALES:
     North American Region..............................   $217.5     $201.5         8%         9%
     European Region....................................    195.9      168.5        16         18
     Asia/Pacific Region................................     52.8       43.9        21         17
     Latin American Region..............................     46.5       38.3        21         23
     Luminescent Systems................................      8.3        8.4         0          0
                                                           ------     ------       ---        ---
          TOTAL SALES...................................   $521.0     $460.6        13%        14%
                                                           ======     ======       ===        ===
Industrial Business:
     North American Region..............................   $118.2     $106.9        11%        11%
     European Region....................................    100.3       88.3        14         15
     Asia/Pacific Region................................     46.5       38.6        20         16
     Latin American Region..............................     13.8       12.7         8          9
     Luminescent Systems................................      8.3        8.4         0          0
                                                           ------     ------       ---        ---
          Total Industrial Business Sales...............   $287.1     $254.9        13%        13%
                                                           ======     ======       ===        ===
Automotive Aftermarket Business:
     North American Region..............................   $ 44.8     $ 44.7         0%         1%
     European Region (excluding Plastic Padding
       Holdings)........................................     22.9       22.1         4          5
     Plastic Padding Holdings...........................     10.6         --        --         --
     Asia/Pacific Region................................      5.2        4.0        32         27
     Latin American Region..............................      6.3        6.0         5          8
                                                           ------     ------       ---        ---
          Total Automotive Aftermarket Business Sales...   $ 89.8     $ 76.8        17%        18%
                                                           ======     ======       ===        ===
Retail (Consumer) Business:
     North American Region..............................   $ 54.5     $ 49.9         9%         9%
     European Region (excluding Plastic Padding
       Holdings)........................................     60.2       58.1         4          7
     Plastic Padding Holdings...........................      1.9         --        --         --
     Asia/Pacific Region................................      1.1        1.3       (10)       (13)
     Latin American Region..............................     26.4       19.6        35         36
                                                           ------     ------       ---        ---
          Total Retail (Consumer) Business Sales........   $144.1     $128.9        12%        13%
                                                           ======     ======       ===        ===

- - ---------------

Plastic Padding Holdings Limited was acquired in the first quarter of 1994.

     Sales in the first nine months of 1994 in the North American region increased 9% in local currency and 8% in U.S. dollars over the comparable prior year period. Volume increases in core industrial products contributed to the 11% growth in local currency and U.S. dollars in the industrial business. The retail (consumer) business reported sales growth of 9% in local currency and U.S. dollars, in large part due to increases in sales of major product lines. Sales in the automotive aftermarket business were flat as compared to sales in the same time period last year.

     Year-to-date sales in the European region grew by 18% in local currency and 16% in U.S. dollars over the comparable 1993 nine month period. The favorable exchange rate comparison in the third quarter of 1994 lessened the negative impact of the relatively stronger dollar which prevailed during the first two quarters of this year. Excluding Plastic Padding sales, the European region's sales increased by 11% in local currency and 9% in U.S. dollars over the first nine months of 1993. All major countries reported sales growth, with Italy and Spain reporting double digit local currency percentage sales gains.

     The 17% increase in sales over the comparable 1993 period in the Asia/Pacific region translated to 21% in U.S. dollars. Japan showed a modest increase in year-to-date local currency sales which became an 11% gain when converted to U.S. dollars, and Australia's 7% local currency sales increase translated to 13% in U.S. dollars. Due to the relative strength of the U.S. dollar versus the Chinese Yuan, U.S. dollar sales in China were flat as compared to the prior year nine month period although local currency sales grew 49%. All other countries registered double digit sales gains in both local currency and U.S. dollars.

     The Latin American region recorded a strong increase in sales of 21% in U.S. dollars. All countries with the exception of Venezuela registered sales gains. Brazil's year-to-date sales were 27% higher in U.S. dollars than the comparable prior year period as a result of the 60% growth in the third quarter of 1994 versus the third quarter of 1993. Buyers reacted positively during the third quarter of 1994 to the government's implementation of a new financial package and currency on the first of July. The retail (consumer) business in the Latin American region reported 35% U.S. dollar sales gains as sales of major consumer products expanded.

     The 1994 third quarter sales gain reported by Luminescent Systems offset sales declines of the prior two quarters, making year-to-date sales flat as compared to last year. Actual 1994 baseline sales were ahead of 1993 by 5% when one time shipments for the English Channel Tunnel project are excluded from first quarter sales of 1993.

     Gross margin as a percentage of sales increased from 60% for the first nine months of 1993 to 61% for the first nine months of 1994. The increase in the Latin American region's margin as well as geographic mix were the primary factors of this positive change.

     Year-to-date operating expenses as a percentage of sales remained unchanged at 44% from the comparable prior year period. Total operating expenses increased by 14% or $27.8 million with Plastic Padding accounting for $4.2 million of the increase. Excluding Plastic Padding, marketing expenses increased 15% or $20.2 million to support increased sales, and administrative expenses increased 6% or $2.9 million. Research and development expenses increased by 2% or $0.4 million.

     Investment income decreased by $1.6 million in the nine month period ended September 30, 1994, versus the comparable prior year period due largely to lower average interest rates and deposit levels in foreign locations.

     Other expense increased by $1.3 million during the nine month period ended September 30, 1994, versus the prior year nine month period due largely to a loss associated with the disposition of a small division, Canton Biomedical Division of Loctite V.S.I., Inc., during the first quarter of 1994 and to losses recorded on the disposition of fixed assets in the third quarter of 1994.

     Net foreign exchange gain (loss) improved by $1.4 million during the nine month period ended September 30, 1994, versus the comparable prior year period due principally to the favorable effects in the third quarter associated with the new economic plan and currency in Brazil as more fully discussed in the section on quarter results.

     Income taxes as a percentage of earnings before taxes were 25% for the nine month periods ended September 30, 1994 and 1993.

FINANCIAL CONDITION

     Cash and cash equivalents were $28.2 million at September 30, 1994, and $44.6 million at December 31, 1993. The decrease was primarily a result of the acquisition of Plastic Padding Holdings, additions to property, plant and equipment, dividends paid, increased trade receivables and a decrease in short-term debt, partially offset by net earnings and a reduction in short-term investments. For complete details of the change in cash and cash equivalents, please see the financial statement titled "Consolidated Statement of Cash Flows."

     Accounts and notes receivable increased by $27.7 million, including a $6.3 million currency effect from December 31, 1993, to September 30, 1994. The large increase resulted from increased sales activity in the third quarter of 1994 compared to the fourth quarter of 1993.

     The $27.6 million increase in net property, plant and equipment including a $6.5 million currency impact from December 31, 1993, to September 30, 1994, was primarily a result of the construction of the Company's new 200,000 square foot facility on 57 acres of land in Rocky Hill, Connecticut. The facility was completed in the third quarter. From inception of the construction through September 30, 1994, a total of $6.8 million was spent on land and land improvements and $32.5 million was spent on the building for the Rocky Hill facility. Expenditures in 1994 amounted to $13.8 million for the building. Total machinery and equipment increased by $19.6 million due to a $5.9 million currency impact, increased capabilities in manufacturing facilities, upgrades in management information systems and the purchase of lab equipment and furnishings for the new Rocky Hill facility. Assets acquired in conjunction with the acquisition of Plastic Padding Holdings also contributed to the increase in net property, plant and equipment.

     The increase in goodwill from $80.1 million at December 31, 1993, to $92.1 million at September 30, 1994, was primarily due to the acquisition of Plastic Padding Holdings during the first quarter of 1994.

     Accrued liabilities -- other increased from $12.9 million at December 31, 1993, to $24.5 million at September 30, 1994, primarily due to a reclassification of the North American restructuring charge recorded in 1992 from other long-term liabilities to reflect the current portion of this liability.

     The reduction in the negative foreign currency translation adjustment in stockholders' equity from $21.9 million at December 31, 1993, to $5.2 million at September 30, 1994, was due to the effect of a comparatively weaker U.S. dollar on the Company's net asset position at September 30 in its foreign subsidiaries.

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

     In September 1994, the Company acquired certain assets and liabilities from its distributors in Finland and Turkey and now operates wholly owned subsidiaries in these countries.

     The cost of these acquisitions was not material to the Company.

SALE OF DIVISION

     The Company sold a small division, Canton Biomedical Division of Loctite VSI, Inc., to Chemfab Corporation and recorded a loss of $0.8 million in the first quarter of 1994.

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

ENVIRONMENTAL MATTERS

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, and competitive position. As previously reported in its 1992 and 1993 Annual Reports on Form 10-K, the Company has been investigating a soil and groundwater contamination problem at its Newington, Connecticut, facility which has probably resulted from the failure of an underground storage tank and/or prior waste handling practices by Company personnel, or by other prior or concurrent users of the site, and/or adjacent sites. The tank, which formerly held chlorinated solvents, has been removed. Consultants hired by the Company have been working closely with officials of the Connecticut Department of Environmental Protection ("DEP") to identify the exact source(s) of the contamination and its/their parameters. The company spent approximately $170,000 in fiscal 1993 and will spend approximately $450,000 in fiscal 1994 in continuing subsurface investigation and is nearing the completion of the investigative phase of the work at this site. The Company expects to spend approximately $450,000 in 1995 for capital equipment to be used to implement a site remediation plan developed by the Company's environmental consultants and approximately $250,000 for additional professional consulting services related thereto, including additional investigative work, on-going operation and maintenance of equipment, and initial monitoring costs.

     In the future it is possible that the Company may become subject to a corrective action order under the Resource Conservation and Recovery Act ("RCRA") by the United States Environmental Protection Agency ("EPA"), which would involve an EPA supervised remediation program. However, the Company is continuing discussions with the EPA as to whether the EPA has jurisdiction over the Newington site, since it is the Company's belief that it has never operated as a treatment, storage or disposal facility for hazardous wastes, but only as a generator of such wastes. If the EPA agrees with the Company's position, then remediation of the Newington site would be overseen only by the DEP. If the EPA does not agree with the Company's position and issues a corrective action order, it is possible that the Company might have to modify some aspects of its remediation plan. However, the Company does not believe, based on advice from its consultants, that the EPA's approach to remediation is likely to differ in any material way from that now being implemented by the Company. After 1995, the Company believes that it will be necessary to spend approximately $65,000 per year for an indefinite period to operate and maintain the site remediation equipment and does not presently anticipate any further expenditures in connection with site remediation.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (27) Financial Data Schedule

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

                                        LOCTITE CORPORATION
                                        -------------------
                                           (Registrant)

Date:  November 14, 1994                    By: /s/ DAVID FREEMAN
                                                -----------------------------------------
                                                    David Freeman
                                                    President and Chief Executive Officer

Date:  November 14, 1994                    By: /s/ ROBERT L. ALLER
                                                -----------------------------------------
                                                    Robert L. Aller, Senior Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and Accounting
                                                    Officer)