Form 10-K/A
period 1993-12-31
LOCTITE CORP
filed 1994-12-13
CIK 60041

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K/A
                               AMENDMENT NO. 1

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1993

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994 (NO FEE REQUIRED)
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

       Title of each class             Name of each exchange on which registered
    Common Stock, $.01 Par Value               New York Stock Exchange
                                               Pacific Stock Exchange

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

YES /X/         NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     / /

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 11, 1994 was $1,477,015,844. On that date, there were 35,377,625 outstanding shares of the registrant's common stock.

                     Documents Incorporated by Reference:

     Portions of the 1993 Annual Report to Stockholders are incorporated by reference into Parts I and II of this Report.

     Portions of the Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

     Loctite Corporation (the "Company") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as set forth in the pages attached hereto:

     1.     Exhibit 23.1:    Consent of Independent Accountants

     2.     Exhibit 99.2:    Financial statements required by Form 11-K for
                             the Retirement and Savings Plan of Loctite
                             Puerto Rico, Inc. ("Loctite Puerto Rico") for the fiscal year ended June 30, 1994.

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

Date: December 13, 1994

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

                 SIGNATURES                                TITLE                   DATE

        /s/  DAVID FREEMAN                      Director, President and        December 13, 1994
- ---------------------------------------           Chief Executive Officer
             DAVID FREEMAN                        (Principal Executive
                                                  Officer)

      /s/  KENNETH W. BUTTERWORTH               Director, Chairman             December 13, 1994
- ---------------------------------------
         KENNETH W. BUTTERWORTH

        /s/  JOHN K. ARMSTRONG                  Director                       December 13, 1994
- ---------------------------------------
            JOHN K. ARMSTRONG

           /s/  ROBERT E. IX                    Director                       December 13, 1994
- ---------------------------------------
             ROBERT E. IX

      /s/  FREDERICK B. KRIEBLE                 Director                       December 13, 1994
- ---------------------------------------
         FREDERICK B. KRIEBLE

         /s/  DR. ROMAN DOHR                    Director                       December 13, 1994
- ---------------------------------------
            DR. ROMAN DOHR

      /s/  DR. JURGEN MANCHOT                   Director                       December 13, 1994
- ---------------------------------------
          DR. JURGEN MANCHOT

                 SIGNATURES                                TITLE                   DATE

      /s/  STEPHEN J. TRACHTENBERG              Director                       December 13, 1994
- -----------------------------------------
         STEPHEN J. TRACHTENBERG

           /s/  WALLACE BARNES                  Director                       December 13, 1994
- -----------------------------------------
               WALLACE BARNES

         /s/  ROBERT L. ALLER                   Senior Vice President and      December 13, 1994
- -----------------------------------------         Chief Financial Officer
            ROBERT L. ALLER                       (Principal Financial and
                                                  Accounting Officer)