Form 10-K
period 1994-12-31
LOCTITE CORP
filed 1995-03-15
CIK 60041

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                        TO                       .
COMMISSION FILE NUMBER 1-7608

                              LOCTITE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       06-0701067
       (STATE OR OTHER JURISDICTION OF
       INCORPORATION OR ORGANIZATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)
     10 COLUMBUS BOULEVARD, HARTFORD, CT                            06106
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 520-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    NAME OF EACH EXCHANGE ON WHICH
     TITLE OF EACH CLASS                      REGISTERED
- - ------------------------------    -----------------------------------
 Common Stock, $.01 Par Value           New York Stock Exchange
                                        Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          YES  X      NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 1995 was $1,623,470,375. On that date, there were 35,389,000 outstanding shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                              LOCTITE CORPORATION

                            ------------------------

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1994

                                                                                          PAGE
                                                                                          -----
                                              PART I

Item 1.     Business...................................................................     1
Item 2.     Properties.................................................................     4
Item 3.     Legal Proceedings..........................................................     4
Item 4.     Submission of Matters to a Vote of Security Holders........................     4

                                              PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
              Matters..................................................................     5
Item 6.     Selected Financial Data....................................................     6
Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................     8
Item 8.     Financial Statements and Supplementary Data................................    14
Item 9.     Disagreements on Accounting and Financial Disclosure.......................    38

                                             PART III

Item 10.    Directors and Executive Officers of Registrant.............................    39
Item 11.    Executive Compensation.....................................................    39
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............    39
Item 13.    Certain Relationships and Related Transactions.............................    39

                                              PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........    40

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

     During 1992, the Company moved ahead with its decision to consolidate the industrial and automotive aftermarket and consumer groups into the North American Region. The North American Region includes all of the Company's U.S., Canadian, Mexican, and Caribbean business activities, except for its electroluminescent lamp business. All of the Company's remaining operations are managed by its three other primary worldwide marketing regions.

  Financial Information About Industry Segments

     Loctite operates in one dominant segment: "adhesives, sealants, and related products". Applicable segment information is contained in Note 2 of the Notes to Consolidated Financial Statements.

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

     Cyanoacrylates. Cyanoacrylate adhesives cure upon exposure to moisture, which is present in trace amounts on the surfaces to be bonded. They cure in times ranging from a few seconds to several minutes to form thin, transparent bonds. Because of the speed and strength of cyanoacrylate bonds, these materials require care in handling and use.

     In general, cyanoacrylates have a shelf life in excess of one year and do not require extensive surface preparation prior to use. Cyanoacrylate adhesives may be used to bond metal, plastics, rubber, glass, ceramic, or wood, either together or in combination. Typical uses include the assembly of certain rubber and vinyl products, auto accessories, electronic components, and office equipment, especially where speed of cure is an important consideration.

     Other Sealants, Adhesives and Related Products. The Company manufactures and sells other engineering adhesives, principally silicone sealants, as well as epoxies and modified acrylic adhesives; ultraviolet light and primer cured sealants and coatings used in a wide variety of industrial applications; a line of home and auto-care products for consumer use, including high viscosity, noncuring sealants which are used principally to coat conventional gaskets and rust converters; and other related specialty chemicals, principally lubricating, and cleaning compounds.

     Other Products. The Company manufactures and sells various amounts of other products including metal-care products and cleaners for tile, porcelain, wood, metal, and fiberglass surfaces, hand cleaners, and electroluminescent lamps.

  Marketing

     The Company sells its products in essentially all industrialized countries of the world. Sales in North America and in Europe for the year ended December 31, 1994 accounted for approximately 42% and 37%, respectively, of consolidated net sales. Sales in the balance of the world accounted for approximately 21% of consolidated net sales.

     The Company has three principal user markets for its products: the industrial market, the retail (consumer) market, and the automotive aftermarket. The Company reaches user markets through its four regional marketing organizations: North American; European; Latin American; and Asia/Pacific. Each marketing organization has the responsibility for developing marketing strategies and techniques for its area of operation within the framework of overall corporate marketing plans.

     Throughout the world sales are made primarily through subsidiaries, most of which are wholly owned by the Company. Sales are made by these subsidiaries under the housemarks Loctite, Duro, and Permatex through a network of nonexclusive distributors, jobbers, and sales agents, some of which also sell adhesives and sealants made by others. In addition, sales are made through a direct sales force maintained by the Company. The Company provides close and continuing contact with its major end users, distributors, and sales agents to provide optimum technical assistance and support for the use of its products. The Company's retail(consumer) products are marketed primarily through the hardware, automotive, food, and building supply channels.

     The Company's business, on a consolidated basis, has not been subject to significant seasonal trends. However, individual market channels do show some degree of seasonality, particularly with the increasing trend toward the practice of summer plant shutdowns.

     The backlog of firm orders as of December 31, 1994 was $22.4 million versus $19.0 million as of December 31, 1993. The current backlog is expected to be substantially filled within the current fiscal year.

     Government contracts and purchases do not contribute materially to the Company's consolidated net sales and net earnings.

     No single customer of the Company accounted for 10 percent or more of consolidated net sales.

  Research and Development

     Research and development expenditures were $28.0 million for the year ended December 31, 1994, $26.7 million for the year ended December 31, 1993, and $26.2 million for the year ended December 31, 1992.

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

  Environmental Matters

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, and competitive position. For further discussion on environmental matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Employees

     At December 31, 1994, the Company had approximately 4,200 employees. The Company has had no significant strikes or work stoppages and considers employee relations to be satisfactory. Approximately 6% of the Company's employees are covered by collective bargaining agreements, specifically at the Company's plants in Kansas City, Kansas and Dublin, Ireland. There are no significant seasonal fluctuations in employment.

  Patents

     The Company owns a number of unexpired United States patents relating to anaerobic sealants and adhesives, and certain other sealants and adhesives, including cyanoacrylate adhesives, or on related products, uses, or manufacturing processes. These patents expire on various dates from 1995 to 2012. The Company also owns a substantial number of pending patent applications.

     The Company also has obtained patents, and regularly files new patent applications, in foreign countries, particularly the industrialized countries of Western Europe, Australia, Canada, South Korea, and Japan. Because all applications have not been filed in all foreign countries and because of the varying degrees of protection afforded by foreign patent laws, the Company has somewhat less patent protection abroad than in the United States.

     The Company has obtained protection for major trademarks in essentially all countries where the trademarks are of commercial importance and regularly files new trademark applications on a worldwide basis.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The information required is contained in Note 2 of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company owns and leases properties located around the world. These properties are deemed adequate to meet the needs of the Company at present levels. The Company's properties are in good condition, well maintained, and modernized as required. Substantially all of the properties are in regular use with the exception of the Company's former North American Region Headquarters in Newington, Connecticut (141,000 square feet). Listed below are the approximate square footage numbers by region.

     -- The North American properties total 1,110,000 square feet, of which 176,000 square feet are leased. Major locations include a warehouse in Solon, Ohio (180,000 square feet) for distribution of North American products; the Company's former Automotive and Consumer Group Headquarters in Warrensville Heights, Ohio (166,000 square feet), which includes manufacturing and administrative activities; and a manufacturing, warehousing, and administrative facility in Sabana Grande, Puerto Rico (113,000 square feet). In August of 1994, the consolidated North American sales, marketing, and administrative functions, as well as the research, development, and engineering functions moved into a new 200,000 square foot building on 57 acres in Rocky Hill, Connecticut.

     -- The European properties total 656,000 square feet, of which 310,000 square feet are leased. The largest facility is in Dublin, Ireland (167,000 square feet) where manufacturing, warehousing, research, development, and engineering, and administrative activities take place. Other major facilities are in France (103,000 square feet), Italy (81,000 square feet), Germany (70,000 square feet), Sweden (65,000 square feet), and the U.K. (41,000 square feet), which include warehousing, marketing, and administrative functions.

     -- The Latin American properties total 190,000 square feet, of which 38,000 square feet are leased. The largest facility is in Brazil (126,000 square feet), which is used for manufacturing, marketing, warehousing, and administrative functions.

     -- The Asia/Pacific properties total 279,000 square feet, of which 104,000 square feet are leased. Major facilities are in Japan (77,000 square feet) and Australia (76,000 square feet) where manufacturing, marketing, warehousing, and administrative activities take place.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are not a party to any pending legal proceedings in which an adverse decision, in the opinion of the Company, would have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the New York and Pacific Stock Exchanges. The number of stockholders of record of the Company's Common Stock as of the close of business on February 28, 1995, was 3,744. Information regarding quarterly market prices and dividends declared for the Company's Common Stock is shown below. Market prices are closing prices quoted on the New York Stock Exchange, the principal exchange market for the Company's Common Stock. The Company currently expects that comparable dividends will continue to be paid in the future.

                                                                  YEAR ENDED DECEMBER 31, 1994
                                                           -------------------------------------------
                                                           1ST QTR     2ND QTR     3RD QTR     4TH QTR
                                                           -------     -------     -------     -------
Market price of Loctite stock
  --High...............................................     $  44       $  45 1/2   $  45 7/8   $  46 3/4
  --Low................................................     $  35       $  39 1/4   $  41 1/4   $  41 7/8
Dividends per share....................................     $ .20       $ .20       $ .21       $ .21

                                                                  YEAR ENDED DECEMBER 31, 1993
                                                           -------------------------------------------
                                                           1ST QTR     2ND QTR     3RD QTR     4TH QTR
                                                           -------     -------     -------     -------
Market price of Loctite stock
  --High...............................................     $  45 5/8   $  42 3/8   $  41 1/2   $  38 7/8
  --Low................................................     $  38       $  35 7/8   $  35 1/8   $  34 3/4
Dividends per share....................................     $ .19       $ .20       $ .20       $ .20

                                                                  YEAR ENDED DECEMBER 31, 1992
                                                           -------------------------------------------
                                                           1ST QTR     2ND QTR     3RD QTR     4TH QTR
                                                           -------     -------     -------     -------
Market price of Loctite stock
  --High...............................................     $  50 7/8   $  47 5/8   $  45 3/8   $  47 3/4
  --Low................................................     $  44 1/4   $  40 1/2   $  39 5/8   $  40 5/8
Dividends per share....................................     $ .17       $ .19       $ .19       $ .19

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations of the Company.

                           TEN-YEAR FINANCIAL REVIEW

(dollars in millions, except per share amounts and as noted)
SELECTED FINANCIAL DATA
RESTATED TO A CALENDAR YEAR BASIS

                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1994            1993            1992            1991
                                                ------------    ------------    ------------    ------------
OPERATING RESULTS
Net sales....................................      $703.6          $612.6          $608.0          $561.2
     Percentage increase (decrease)..........         15%              1%              8%              1%
Sales by region:
     North America...........................         42%             44%             42%             42%
     Europe..................................         37%             36%             40%             39%
     Latin America...........................          9%              8%              8%              8%
     Asia/Pacific............................         10%             10%              8%              8%
     Luminescent Systems and Other...........          2%              2%              2%              3%
Gross margin as a percentage of sales........         61%             61%             62%             61%
Pretax earnings as a percentage of sales.....         16%             15%             16%             17%
Effective tax rate...........................         25%             25%             24%             27%
Net earnings.................................      $ 82.4          $ 68.3          $ 72.1          $ 69.6
     Percentage increase (decrease)..........         21%             (5%)             4%              5%
Net earnings as a percentage of sales........         12%             11%             12%             12%
Return on average stockholders' equity.......         21%             19%             19%             21%
Net earnings per share.......................      $ 2.33          $ 1.92          $ 1.98          $ 1.91
Dividends per share..........................      $  .82          $  .79          $  .74          $  .68
Dividends declared as a percentage of
  earnings...................................         35%             41%             37%             36%
FINANCIAL POSITION
Current ratio................................         1.6             1.5             2.2             2.3
Working capital..............................      $123.9          $116.4          $167.2          $168.0
Net property, plant and equipment............      $203.3          $166.2          $140.4          $122.1
Capital expenditures.........................      $ 57.3          $ 44.5          $ 40.2          $ 33.5
Depreciation.................................      $ 23.8          $ 18.1          $ 17.4          $ 15.4
Total assets.................................      $669.1          $603.2          $553.5          $526.6
Long-term liabilities........................      $ 28.0          $ 32.2          $ 36.4          $ 40.3
Debt as a percentage of net worth............         24%             33%             13%             13%
Stockholders' equity.........................      $423.4          $358.5          $379.7          $357.7
OTHER DATA
Number of employees at year end..............       4,242           3,953           3,689           3,587
Average shares outstanding (in thousands)....      35,373          35,606          36,375          36,387

                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           1990            1989            1988            1987
                                                       ------------    ------------    ------------    ------------
OPERATING RESULTS
Net sales....................................              $555.2          $473.9          $438.9          $383.4
     Percentage increase (decrease)..........                 17%              8%             14%             31%
Sales by region:
     North America...........................                 40%             41%             41%             41%
     Europe..................................                 40%             39%             41%             40%
     Latin America...........................                  9%              8%              7%              8%
     Asia/Pacific............................                  8%              8%              8%              7%
     Luminescent Systems and Other...........                  3%              4%              3%              4%
Gross margin as a percentage of sales........                 61%             62%             62%             60%
Pretax earnings as a percentage of sales.....                 16%             17%             16%             14%
Effective tax rate...........................                 27%             29%             30%             31%
Net earnings.................................              $ 66.3          $ 58.2          $ 47.6          $ 36.7
     Percentage increase (decrease)..........                 14%             22%             30%             45%
Net earnings as a percentage of sales........                 12%             12%             11%             10%
Return on average stockholders' equity.......                 23%             25%             23%             20%
Net earnings per share.......................              $ 1.82          $ 1.62          $ 1.33          $ 1.01
Dividends per share..........................              $  .59          $  .53          $  .37          $  .27
Dividends declared as a percentage of
  earnings...................................                 32%             33%             28%             27%
FINANCIAL POSITION
Current ratio................................                 2.8             3.0             2.8             2.4
Working capital..............................              $209.2          $187.3          $163.3          $141.5
Net property, plant and equipment............              $104.9          $ 82.2          $ 70.1          $ 77.1
Capital expenditures.........................              $ 29.4          $ 23.6          $ 15.0          $ 16.8
Depreciation.................................              $ 11.8          $ 11.3          $  9.3          $  9.2
Total assets.................................              $486.8          $402.0          $357.0          $352.7
Long-term liabilities........................              $ 49.1          $ 46.4          $ 44.8          $ 49.6
Debt as a percentage of net worth............                 18%             17%             20%             32%
Stockholders' equity.........................              $319.0          $259.7          $223.3          $201.7
OTHER DATA
Number of employees at year end..............               3,680           3,497           3,327           3,237
Average shares outstanding (in thousands)....              36,402          35,978          35,900          36,242

                                                       DECEMBER 31,    DECEMBER 31,
                                                           1986            1985
                                                       ------------    ------------
OPERATING RESULTS
Net sales....................................              $292.4          $239.9
     Percentage increase (decrease)..........                 22%             (2%)
Sales by region:
     North America...........................                 47%             58%
     Europe..................................                 36%             29%
     Latin America...........................                  7%              7%
     Asia/Pacific............................                  8%              6%
     Luminescent Systems and Other...........                  2%              --
Gross margin as a percentage of sales........                 58%             59%
Pretax earnings as a percentage of sales.....                 13%             12%
Effective tax rate...........................                 35%             34%
Net earnings.................................              $ 25.3          $ 19.1
     Percentage increase (decrease)..........                 32%            (26%)
Net earnings as a percentage of sales........                  9%              8%
Return on average stockholders' equity.......                 17%             15%
Net earnings per share.......................              $  .70          $  .53
Dividends per share..........................              $  .22          $  .20
Dividends declared as a percentage of
  earnings...................................                 31%             38%
FINANCIAL POSITION
Current ratio................................                 2.0             2.0
Working capital..............................              $ 87.0          $ 85.7
Net property, plant and equipment............              $ 62.9          $ 53.8
Capital expenditures.........................              $ 10.6          $  9.2
Depreciation.................................              $  7.5          $  6.5
Total assets.................................              $270.4          $240.3
Long-term liabilities........................              $ 19.2          $ 17.3
Debt as a percentage of net worth............                 24%             25%
Stockholders' equity.........................              $164.6          $139.0
OTHER DATA
Number of employees at year end..............               2,884           2,631
Average shares outstanding (in thousands)....              36,260          36,100

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

YEAR ENDED DECEMBER 31, 1994 VERSUS YEAR ENDED DECEMBER 31, 1993

     For the year ended December 31, 1994, net sales were $703.6 million, an increase of $91.0 million or 15% over the prior year. The Company's management measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer. A summary of sales activity (in millions) is as follows:

                                                                                        LOCAL
                                                                            DOLLAR     CURRENCY
                                                        1994       1993    % GROWTH    % GROWTH
                                                       ------     ------   ---------   --------
    SALES:
         North American Region.......................  $293.5     $270.6        8%         9%
         European Region.............................   244.5      219.7       11         11
         Plastic Padding Holdings....................    16.0         --       --         --
         Asia/Pacific Region.........................    72.6       60.0       21         16
         Latin American Region.......................    65.6       51.8       27         28
         Luminescent Systems.........................    11.4       10.5        8          8
                                                       ------     ------       --         --
              TOTAL SALES............................  $703.6     $612.6       15%        15%
                                                       ======     ======       ==         ==
    Industrial Business:
         North American Region.......................  $161.1     $144.8       11%        12%
         European Region.............................   135.6      116.9       16         15
         Plastic Padding Holdings....................      .4         --       --         --
         Asia/Pacific Region.........................    63.9       52.9       21         16
         Latin American Region.......................    19.0       16.8       13         14
         Luminescent Systems.........................    11.4       10.5        8          8
                                                       ------     ------       --         --
              Total Industrial Business Sales........  $391.4     $341.9       14%        14%
                                                       ======     ======       ==         ==
    Automotive Aftermarket Business:
         North American Region.......................  $ 61.9     $ 60.7        2%         3%
         European Region.............................    30.5       28.6        7          5
         Plastic Padding Holdings....................    13.4         --       --         --
         Asia/Pacific Region.........................     7.2        5.5       30         24
         Latin American Region.......................     8.6        7.9        9         12
                                                       ------     ------       --         --
              Total Automotive Aftermarket
                Business Sales.......................  $121.6     $102.7       18%        18%
                                                       ======     ======       ==         ==
    Retail (Consumer) Business:
         North American Region.......................  $ 70.5     $ 65.1        8%         8%
         European Region.............................    78.4       74.2        6          6
         Plastic Padding Holdings....................     2.2         --       --         --
         Asia/Pacific Region.........................     1.5        1.6      (4)        (7)
         Latin American Region.......................    38.0       27.1       40         41
                                                       ------     ------       --         --
              Total Retail (Consumer) Business
                Sales................................  $190.6     $168.0       13%        14%
                                                       ======     ======       ==         ==

     Plastic Padding Holdings Limited was acquired in the first quarter of 1994.

     Price changes contributed to the growth in sales for the Company. Average net prices changed as a result of changes in list price, changes in product mix, and changes in customers. Such factors are not quantifiable individually due to the diversity of markets, product formulations, and product packages.

     Sales in North America increased by 8% in U.S. dollars and 9% in local currency when compared to 1993. Volume growth in the core products grew the Industrial business by $16.3 million and the Retail (Consumer) business by $5.4 million. The Automotive Aftermarket business had a sales increase of 2% in U.S. dollars and 3% in local currency. This growth was attributed to efforts in the third and fourth quarters when new products gained distribution and some niche distributors were added.

     In Europe there was substantial sales growth in 1994, 19% in U.S. dollars and 18% in local currency. Approximately 39% of the $40.8 million sales growth was attributed to the acquisition of Plastic Padding Holdings Limited ("Plastic Padding"). Europe, excluding Plastic Padding sales, increased by 11% in both U.S. dollars and local currency compared to 1993 results. Favorable exchange rates in the third and fourth quarters offset the negative impact of the relatively strong dollar prevailing in the first two quarters of 1994. The five major countries (France, Italy, U.K., Germany, and Spain) reported local currency sales growth of between 7% and 16%.

     Annual sales in the Asia/Pacific region increased by $12.6 million compared to the 1993 results. Volume growth of the core products was in double digits in this region. Japan and Australia had local currency growth of 3% and 8%, respectively, which translated to 12% and 17%, respectively, in U.S. dollars. Due to the strength of the U.S. dollar versus the Chinese Yuan, annual local currency sales growth of 46% in China became a decrease of 2% when translated into U.S. dollars. All other countries in this region registered double digit sales gains in both local currency and U.S. dollars.

     The Latin American region had strong sales growth in 1994, 27% in U.S. dollars. One of the core consumer product lines in this region experienced a 38% volume increase over prior year sales. In Brazil, buyers reacted confidently to the government's implementation of a new financial plan and currency on the first of July. This can be seen in Brazil's sales growth of 60% in both the third and fourth quarters of 1994 when compared to prior year's results for the same periods. Colombia, Chile, and Argentina also achieved double digit sales growth in U.S. dollars for the year ended December 31, 1994.

     Luminescent Systems sales grew 8% over 1993 results. This increase is the result of an increase in sales of aviation lighting and of electrical components for the automotive industry.

     Overall, gross margin remained basically unchanged at 61% of sales during 1994, although there was some change in geographic mix.

     Operating expenses as a percentage of sales remained unchanged at 45% in 1994. In total, expenses increased by 15% or $41.6 million, with Plastic Padding accounting for $5.8 million of the increase. Sales and marketing expenses increased 18% or $33.5 million, to support the increased sales volume and the 13% increase in the sales and marketing headcount. Administrative expenses increased 10% or $6.8 million. Research and development expenses increased 5% or $1.3 million in 1994.

     Investment income was $2.1 million lower in 1994 than in 1993 primarily as a result of lower average interest rates and deposit levels in foreign locations.

     Interest expense was $0.8 million higher in 1994 than in 1993 due primarily to higher average short-term debt levels in the U.S.

     Net foreign exchange loss decreased by $3.8 million for the twelve month period over the comparable 1993 period due primarily to the new economic plan and currency introduced in Brazil during the second quarter of 1994. The plan had the effect in the third and fourth quarters of dramatically reducing the rate of inflation and was accompanied by an appreciating currency. Therefore, for 1994 the rates of inflation and devaluation were significantly lower than the rates prevailing in 1993.

     Income taxes, as a percentage of earnings before taxes, were 25% for the year ended December 31, 1994. For further discussion of income taxes, see Notes to Consolidated Financial Statements, Note 4, Income Taxes.

YEAR ENDED DECEMBER 31, 1993 VERSUS YEAR ENDED DECEMBER 31, 1992

     For the year ended December 31, 1993, net sales were $612.6 million, an increase of $4.6 million or 1% over the prior year. A summary of sales activity (in millions) is as follows:

                                                                                       LOCAL
                                                                          DOLLAR      CURRENCY
                                                    1993       1992      % GROWTH     % GROWTH
                                                   ------     ------     --------     --------
    North American Industrial..................    $154.4     $141.8          9%          10%
    U.S. AAM & Retail (Consumer)...............     116.2      111.8          4            4
    Europe.....................................     219.7      244.2        (10)           2
    Latin America..............................      51.8       49.9          4            4
    Asia/Pacific...............................      60.0       47.2         27           20
    Luminescent Systems........................      10.5       13.1        (20)         (19)
                                                   ------     ------        ---          ---
              Total............................    $612.6     $608.0          1%           6%
                                                   ======     ======        ===          ===

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

     Poor economic conditions in Europe held sales growth in local currency to 2% over the prior year. This figure translated to a decline of 10% when converted to dollars because of the impact of the relatively stronger dollar compared to last year. There was a wide range of local currency sales growth reported within the region as each country is affected by different economic conditions. Of the five major countries in Europe (in terms of Loctite sales), France's local currency sales were flat with the prior year, Italy was up 11%, the U.K. was up 6%, Germany was down 9%, and Spain had local currency growth of 1%. With respect to products, volume decreases in major industrial products were offset by growth in other products and business mix.

     Latin American sales growth in 1993 was 4%. Although Costa Rica, Colombia, and Chile experienced double digit percentage sales growth, Brazil's sales were down slightly. In Brazil, prices are changed monthly to keep up with the effects of inflation (see paragraph under Inflation and Changing Prices). Excluding the effects of inflation, Brazil reported a 5% decrease in sales versus 1992. Unstable economic conditions were a contributing factor.

     Local currency sales in the Asia/Pacific region increased by 20% versus the prior year. This translated into a 27% increase when converted to dollars. All countries except Japan reported strong local currency growth. Although Japan's local currency sales decreased by 7% when compared to 1992, in dollars the growth was 6% due to the strength of the yen relative to the U.S. dollar. Included in this year's results are those of new subsidiaries operating in Malaysia, Singapore, China, and India which resulted in $7.9 million of additional sales.

     Luminescent Systems sales decreased by 19% in local currency and 20% in U.S. dollars when compared to 1992. Sales continued to suffer in response to the decline in the defense and airline industries.

     Gross margin decreased from 62% of sales in 1992 to 61% of sales in 1993. The decrease was caused by lower margins in Europe and North America as well as geographic mix.

     As a percentage of sales, operating expenses were 45% in 1993 and 44% in 1992. In total, expenses increased $8.8 million or 3% over the prior year. Expenses in the Company's new subsidiaries operating in Malaysia, Singapore, India, China, Czech Republic, Slovakia, Hungary, Poland, Slovenia, and Norway accounted for $5.8 million of the increase. Included in administrative expenses is a $1.2 million charge related to the closing of a manufacturing facility of Loctite Luminescent Systems, a small subsidiary which has seen its market shrink. The closing of this Rocky Hill, Connecticut facility will allow all manufacturing for this business to be concentrated in New Hampshire, adjacent to its management function. Additional monies were spent in the Asia/Pacific area to strengthen the Company's industrial and automotive aftermarket selling skills, and in Brazil, to upgrade manufacturing, technical, and selling skills to take advantage of an underpenetrated industrial market. North America reported expense increases of 8% primarily to support higher sales levels. In local currencies, European expenses increased by 6% versus the prior year, but when translated into dollars, current year expenses decreased by 7% when compared to the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1994, the Company had $33.3 million in cash and cash equivalents, a decrease of $11.3 million from the previous year's balance. The decrease was primarily due to capital expenditures, dividends paid, acquisitions mentioned below, repayments of short-term debt, and an increase in trade and other receivables, partially offset by net earnings. For complete details of the change in cash and cash equivalents see the financial statement titled "Consolidated Statement of Cash Flows".

     The reduction of $16.9 million in time and certificates of deposit was used to fund working capital needs.

     The Company has significant financial resources available for future growth. Time and certificates of deposit of $34.6 million, cash from operations, and existing unused credit lines at December 31, 1994 will provide additional financing flexibility.

     The increase in accounts and notes receivable from $119.3 million at December 31, 1993, to $139.1 million at December 31, 1994 resulted from increased sales activity in the fourth quarter of 1994 compared to the fourth quarter of 1993. Foreign currency changes contributed $5.1 million of the increase.

     The $11.2 million increase in inventory from December 31, 1993, to December 31, 1994 was primarily the result of North America's efforts to support higher sales levels. In addition, North America increased safety stock to maintain customer service while implementing new software for operations. Other contributing factors were the added inventory level from the acquisition of Plastic Padding and the impact of currency fluctuations to the U.S. dollar.

     Deferred income tax benefits increased by $7.5 million from December 31, 1993, to December 31, 1994. For more details, see Notes to Consolidated Financial Statements, Note 4, Income Taxes.

     While not a capital intensive business, the Company's practice is to ensure that sufficient operating capacity is available to meet its customers' needs. In the year ended December 31, 1994, capital expenditures were $57.3 million. In 1994, the Company completed the construction of its new 200,000 square foot facility on 57 acres of land in Rocky Hill, Connecticut accounting for approximately 29% of total capital expenditures for the year. From inception of the construction until the completion in the third quarter of 1994, a total of $6.8 million was spent on land and land improvements and $35.6 million was spent on the building. In 1994, expenditures for the building amounted to $16.8 million. Also contributing to the increase in net property, plant and equipment was a $5.8 million currency impact and $5.9 million of equipment purchased to support manufacturing.

     The annual capital expenditures for calendar years 1995, 1996, and 1997 are expected to be approximately $34 - $47 million per year. Projected capital expenditures are not firm commitments and are subject to final management approval depending on the needs of the individual businesses and the business environment at the time of the expenditure. Approximately 60% of the expected capital expenditures is intended to support increased product sales and product maintenance. Approximately 10% will be for new product developments and research and development. The remaining expenditures will be for building improvements, computer equipment, legal, health and safety, and office furniture. There are no planned projects that represent a material commitment for the Company.

     The increase in goodwill from $80.1 million at December 31, 1993, to $94.7 million at December 31, 1994 was primarily due to the acquisition of Plastic Padding in the first quarter of 1994.

     Short-term debt decreased by $8.8 million year-to-year as cash was received from the sale of two businesses (see discussion on Sale of VSI Businesses), and because of the repatriation of foreign profits to the U.S.

     Long-term debt current decreased by $11.2 million during 1994 as scheduled promissory note payments were made in 1994.

     The Company's current tax liability increased by $5.2 million during 1994, primarily due to higher year-end tax liabilities in various countries, primarily Brazil ($2.5 million) and France ($1.2 million). These liabilities will be paid during 1995.

     Accrued other current liabilities increased from $12.9 million in 1993 to $21.1 million in 1994 due in part to a reclassification in the North American restructuring liabilities of $3.9 million from accrued other long-term liabilities. Currency had a $1.3 million effect on current liabilities and there was a capital accrual made for $1.3 million, as two major manufacturing projects were started in the last quarter of 1994.

     In 1992, the Company recorded a pretax charge of $12.7 million for restructuring its North American operations. Amounts charged against the accrual were $3.3 million in 1994, $3.5 million in 1993, and $1.4 million in 1992. At December 31, 1994, there is $0.7 million remaining recorded as a long-term liability and $3.8 million remaining recorded as short-term liabilities.

     Retirement and postretirement obligations increased from $9.8 million in 1993 to $13.2 million in 1994. For further details see Notes to Consolidated Financial Statements, Note 10, Pension Plans, and Note 11, Postretirement Health Care and Life Insurance Benefits.

     Other long-term liabilities decreased by $8.7 million during 1994 in large part due to the reclassification of the North American restructuring liability to other short-term liabilities mentioned above. Also contributing to the decrease was a reclassification from long-term to short-term of liabilities associated with prior year acquisitions.

FOREIGN CURRENCY TRANSLATION

     Since a substantial portion of the Company's business is transacted in foreign locations and currencies, the Company's financial statements are affected by fluctuations in foreign exchange rates. A stronger U.S. dollar decreases the translated results of foreign subsidiaries, while a weaker U.S. dollar increases the translated results. For the year ended December 31, 1994, the effect of currency changes had an immaterial effect on sales. For the year ended December 31, 1993, the effect of a comparatively stronger dollar decreased sales by approximately five percentage points when compared to the prior year.

     The unrealized foreign currency translation adjustment included in stockholders' equity changed from a loss of $21.9 million at December 31, 1993 to a loss of $8.6 million at December 31, 1994 due to the impact of a comparatively weaker U.S. dollar on the Company's net asset position at December 31 in its foreign subsidiaries.

INFLATION AND CHANGING PRICES

     The Company's Brazilian subsidiary was subject to a rate of inflation in excess of eight hundred percent in 1994, in excess of two thousand percent in 1993, and in excess of one thousand percent in 1992. If the Company excluded the effects of inflation from the Brazilian sales value, Brazilian sales would have been reduced by $4.5 million (1994), $8.1 million (1993), and $7.0 million
(1992) from the net sales amounts reported for Latin America. Similarly, Brazilian earnings from operations would have been reduced by $4.0 million
(1994), $7.1 million (1993), and $5.6 million (1992) from the earnings from operations amounts reported for Latin America.

ACQUISITIONS

     During the first quarter of 1994, the Company acquired Plastic Padding Holdings Limited, a producer of automotive aftermarket chemical products with strong brand presence and established distribution networks in the U.K., Ireland, and Scandinavia.

     In April 1994, the Company purchased the remaining 49% interest in its subsidiary in Thailand, which brought the Company's percent of voting stock owned to 100%.

     In September 1994, the Company acquired certain assets and liabilities from its distributors in Finland and Turkey and began to operate wholly owned subsidiaries in these countries.

     In November 1994, the Company acquired certain assets from its distributors in Denmark and merged this business with its Plastic Padding Denmark subsidiary (now called Loctite Denmark).

     In December 1994, the Company acquired the remaining 49% interest in its Venezuelan subsidiary, which brought the Company's percent of voting stock owned to 100%.

     The cost of these acquisitions was approximately $24.3 million which is not material to the Company for purposes of pro forma presentation.

     During the first quarter of 1995 the Company acquired certain assets from its distributor in Sweden and merged this business with its Plastic Padding Sweden subsidiary (now called Loctite Sweden). The cost of this acquisition was not material to the Company.

SALE OF VSI BUSINESSES

     The Company sold a small division, Canton Biomedical Division of Loctite VSI, Inc., and recorded a loss of $0.8 million in the first quarter of 1994. In December 1994 the Company sold the balance of the Loctite VSI, Inc. business for a gain of $1.9 million. Thus, a net pretax gain of $1.1 million was recognized on the two separate sales of Loctite VSI, Inc. businesses in 1994.

ACCOUNTING CHANGES -- POSTEMPLOYMENT BENEFITS

     During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The statement requires employers to accrue the cost of benefits to former or inactive employees, their beneficiaries and covered dependents, after employment, but before retirement. In prior years, the Company expensed the costs of such benefits when paid. In 1994, postemployment benefit expense under SFAS No. 112 was $0.8 million.

ENVIRONMENTAL MATTERS

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, and competitive position. As previously reported in its 1993 Annual Report on Form 10-K, the Company has been investigating a soil and groundwater contamination problem at its Newington, Connecticut facility which has probably resulted from the failure of an underground storage tank and/or prior waste handling practices by Company personnel, or by other prior or concurrent users of the site, and/or adjacent sites. The tank, which formerly held chlorinated solvents, has been removed. Consultants hired by the Company have been working closely with officials of the Connecticut Department of Environmental Protection ("DEP") to identify the exact source(s) of the contamination and its/their parameters. The Company spent approximately $0.2 million in 1993 and approximately $0.5 million in 1994 in continuing subsurface investigation and is nearing the completion of the investigative phase of the work at this site. The Company expects to spend approximately $0.6 million in 1995 for capital equipment to be used to implement a site remediation plan developed by the Company's environmental consultants and approximately $0.3 million for additional professional consulting services related thereto, including additional investigative work, on-going operation and maintenance of equipment, and initial monitoring costs.

     The DEP, in consultation with the U.S. Environmental Protection Agency, has recently determined that the remediation program is not subject to federal jurisdiction as a hazardous waste storage facility under the Resource Conservation and Recovery Act. Therefore, the remediation program will be implemented with the oversight of the DEP. Given this program, the Company believes that the aforementioned costs are reasonable and that after 1995 expenditures will be in the range of $0.1 million per year for an indefinite period to operate and maintain site remediation equipment. The Company does not presently anticipate any further expenditures in connection with site remediation beyond those mentioned above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS:

                                                                                   PAGE NO. IN
                                                                                    FORM 10-K
                                                                                   -----------
Report of Independent Accountants................................................     16
Consolidated Statement of Earnings for the years ended
  December 31, 1994, 1993, and 1992..............................................     18
Consolidated Statement of Cash Flows for the years ended
  December 31, 1994, 1993, and 1992..............................................     19
Consolidated Balance Sheet at December 31, 1994 and 1993.........................   20-21
Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 1994, 1993, and 1992..............................................     22
Notes to Consolidated Financial Statements.......................................   23-38
Financial Statement Schedule VIII -- Valuation and Qualifying Accounts for the
  years ended December 31, 1994, 1993, and 1992..................................     45

     The individual financial statements of Registrant's subsidiaries have been omitted since Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than Registrant or its consolidated subsidiaries in amounts which together exceed five percent of total consolidated assets at December 31, 1994, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                      [This page intentionally left blank]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Loctite Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Loctite Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse L.L.P.                                         [LOGO]

                                                      One Financial Plaza
                                                      Hartford, Connecticut
                                                      January 24, 1995

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The financial statements of Loctite Corporation and subsidiaries, and all other information presented in this Annual Report on Form 10-K, are the responsibility of the management of the Company. The financial statements have been prepared in accordance with generally accepted accounting principles.

Management is responsible for the integrity and objectivity of the financial statements, including estimates and judgments reflected in them. It fulfills this responsibility primarily by establishing and maintaining accounting systems and practices adequately supported by internal accounting controls. These controls include the selection and training of management and supervisory personnel; maintenance of an organizational structure providing for delegation of authority and establishment of responsibilities; communication of requirements for compliance with approved accounting, control and business practices throughout the organization; business planning and review; and a program of internal audit. However, an effective internal control system, no matter how well designed, has inherent limitations -- including the possibility of the circumvention or overriding of controls -- and, therefore, can provide only reasonable assurance with respect to financial statement preparation and such safeguarding of assets. Further, because of changes in conditions, internal control system effectiveness may vary over time. Management believes the internal accounting controls in use provide reasonable assurance that the Company's assets are safeguarded, that transactions are executed in accordance with management's authorizations, and that the financial records are reliable for the purpose of preparing financial statements.

The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls must be related to the benefits derived. The Company maintains an internal audit function which is responsible for evaluating the adequacy and application of financial and operating controls and for testing compliance with company policies and procedures.

The Audit and Finance Committee recommends the selection of the independent public accountants who are then appointed by the Board of Directors subject to confirmation by the stockholders.

The independent public accountants are engaged to perform an audit of the consolidated financial statements in accordance with generally accepted auditing standards. Their report appears in this Annual Report on Form 10-K.

The Audit and Finance Committee of the Board of Directors is comprised entirely of individuals who are not employees of the Company. This Committee meets periodically with management, the independent public accountants and the internal auditors to consider audit results.

David Freeman
President and Chief Executive Officer

Robert L. Aller
Senior Vice President and Chief Financial Officer

Richard C. Parker
Vice President -- Controller

                       CONSOLIDATED STATEMENT OF EARNINGS

(amounts in thousands, except per share amounts)

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
Net sales.....................................................   $703,593    $612,612    $607,967
Cost of sales.................................................    273,421     241,818     229,175
                                                                 --------    --------    --------
Gross margin..................................................    430,172     370,794     378,792
                                                                 --------    --------    --------
Research and development expense..............................     27,986      26,700      26,152
Selling, general, and administrative expenses.................    288,256     247,912     239,640
Restructuring charges.........................................         --          --      12,740
                                                                 --------    --------    --------
                                                                  316,242     274,612     278,532
                                                                 --------    --------    --------
Earnings from operations......................................    113,930      96,182     100,260
Investment income.............................................      6,216       8,321       9,173
Interest expense..............................................     (6,236)     (5,409)     (5,593)
Other expense.................................................         (6)       (246)        (94)
Foreign exchange loss.........................................     (4,037)     (7,844)     (8,601)
                                                                 --------    --------    --------
Earnings before income taxes..................................    109,867      91,004      95,145
Provisions for income taxes...................................     27,467      22,751      23,064
                                                                 --------    --------    --------
Net earnings..................................................   $ 82,400    $ 68,253    $ 72,081
                                                                 ========    ========    ========
Earnings per share............................................   $   2.33    $   1.92    $   1.98
                                                                 ========    ========    ========
Average number of shares outstanding..........................     35,373      35,606      36,375
                                                                 ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                     1994       1993       1992
                                                                    -------    -------    -------
Cash flows from operating activities:
     Net earnings................................................   $82,400    $68,253    $72,081
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization...............................    28,246     22,229     21,694
     Deferred income taxes.......................................    (7,982)       178     (4,293)
     (Gain) loss on sale of fixed assets.........................     1,330       (114)       229
     Provision for losses -- accounts receivable.................     2,431      2,024        832
     Undistributed (earnings) losses of affiliates...............       (44)       425       (330)
Change in:
     Trade and other receivables.................................   (15,210)   (17,040)   (11,445)
     Inventory...................................................    (8,479)    (4,686)   (13,964)
     Prepaid and other current assets............................       615     (1,000)    (2,098)
     Accounts payable and accrued expenses.......................    10,335       (778)     9,611
     Interest payable............................................      (764)       652       (395)
     Taxes payable...............................................     3,889      1,428     (6,743)
Other............................................................    (1,734)     6,686      1,615
                                                                    -------    -------    -------
Cash provided by operating activities............................    95,033     78,257     66,794
                                                                    -------    -------    -------
Cash flows from investing activities:
     Additions to property, plant and equipment..................   (59,061)   (46,306)   (40,178)
     Dispositions of property, plant and equipment...............     5,411      1,407      1,096
     Additions to goodwill.......................................   (16,503)    (5,944)        --
     Intangible portion of acquisitions..........................    (3,791)        --         --
     Change in short-term investments............................    21,266     (7,207)    (6,775)
     Purchases of long-term investments..........................      (622)      (860)      (835)
     Maturities of long-term investments.........................        12         28        508
     Sales of long-term investments..............................     1,287        519        862
                                                                    -------    -------    -------
Cash used in investing activities................................   (52,001)   (58,363)   (45,322)
                                                                    -------    -------    -------
Cash flows from financing activities:
     Stock repurchase............................................    (7,103)   (48,328)   (10,295)
     Issuance of common stock....................................     5,403      5,371      7,130
     Dividends paid..............................................   (28,663)   (27,980)   (26,194)
     Increase (decrease) in short-term debt......................   (20,163)    79,823     16,324
     Borrowings of long-term debt................................        --         88         --
     Payments of long-term debt..................................      (484)   (11,390)   (11,181)
     Payments under capital lease obligations....................      (898)      (620)      (604)
                                                                    -------    -------    -------
Cash used in financing activities................................   (51,908)    (3,036)   (24,820)
                                                                    -------    -------    -------
Effect of exchange rate changes on cash..........................    (2,412)    (2,195)    (2,292)
                                                                    -------    -------    -------
Increase (decrease) in cash and cash equivalents.................   (11,288)    14,663     (5,640)
Cash and cash equivalents:
     Beginning of period.........................................    44,552     29,889     35,529
                                                                    -------    -------    -------
     End of period...............................................   $33,264    $44,552    $29,889
                                                                    =======    =======    =======
Interest paid....................................................   $ 8,936    $ 5,638    $ 6,223
Taxes paid (net of refunds)......................................   $29,320    $22,410    $33,732

          See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

(dollars in thousands)

                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         1994            1993
                                                                     ------------    ------------
                                             ASSETS
Current assets:
     Cash and cash equivalents....................................     $ 33,264        $ 44,552
     Time and certificates of deposit.............................       34,594          51,499
     Marketable securities........................................           96              79
     Accounts and notes receivable (less allowances of $5,811 and
      $4,659).....................................................      139,093         119,316
     Other receivables............................................       14,577          12,874
     Inventories:
          Finished goods..........................................       49,824          43,248
          Work in process.........................................       22,463          18,413
          Raw materials...........................................       22,585          22,020
                                                                       --------        --------
                                                                         94,872          83,681
     Deferred income tax benefit..................................       13,978           5,473
     Prepaid expenses and other current assets....................       11,150          11,406
                                                                       --------        --------
Total current assets..............................................      341,624         328,880
                                                                       --------        --------

Investments:
     Marketable securities and other long-term investments........          192             126
     Venture capital investments..................................        4,687           4,978
                                                                       --------        --------
                                                                          4,879           5,104
                                                                       --------        --------
Property, plant and equipment:
     Land and land improvements...................................       22,378          12,691
     Buildings....................................................      121,480          84,155
     Machinery and equipment......................................      197,194         161,389
     Construction in progress.....................................        1,913          26,227
                                                                       --------        --------
                                                                        342,965         284,462
     Less -- accumulated depreciation.............................      139,627         118,255
                                                                       --------        --------
                                                                        203,338         166,207
Deferred income tax benefit.......................................        6,463           7,429
Goodwill (net of amortization of $17,761 and $14,638).............       94,725          80,096
Other intangibles (net of amortization of $8,743 and $7,394)......       14,232          12,001
Other assets......................................................        3,815           3,510
                                                                       --------        --------
Total assets......................................................     $669,076        $603,227
                                                                       ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         1994            1993
                                                                     ------------    ------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt..............................................     $ 94,202        $103,047
     Long-term debt -- current maturities.........................          530          11,732
     Accounts payable.............................................       35,719          32,776
     Accrued salaries, wages, and other compensation..............       23,185          16,309
     Accrued taxes, other than income taxes.......................        5,643           5,886
     Accrued income taxes.........................................       18,956          13,798
     Dividends payable............................................        7,428           7,079
     Accrued pension and retirement benefits......................        4,407           3,022
     Accrued insurance............................................        6,595           5,936
     Accrued liabilities -- other.................................       21,070          12,917
                                                                       --------        --------
Total current liabilities.........................................      217,735         212,502
                                                                       --------        --------

Long-term liabilities:
     Long-term debt...............................................        2,694           3,028
     Capital lease obligations....................................        2,189             877
     Retirement and postretirement obligations....................       13,236           9,820
     Other........................................................        9,862          18,519
                                                                       --------        --------
                                                                         27,981          32,244
                                                                       --------        --------

Stockholders' equity:
     Common stock, $.01 par value:................................       45,128          39,922
        Authorized 100,000,000 shares; issued 35,369,678 shares at
        December 31, 1994, and 35,369,657 shares at December 31,
        1993
     Retained earnings............................................      389,514         342,441
     Foreign currency translation adjustment......................       (8,552)        (21,892)
     Investment valuation allowance...............................         (215)           (660)
     Adjustment for minimum pension liability.....................       (2,515)         (1,330)
                                                                       --------        --------
Total stockholders' equity........................................      423,360         358,481
                                                                       --------        --------
Total liabilities and stockholders' equity........................     $669,076        $603,227
                                                                       ========        ========

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993, AND DECEMBER 31, 1992 (dollars in thousands, except share amounts)

                                                      COMMON STOCK                                     TOTAL
                                                  ---------------------    RETAINED                STOCKHOLDERS'
                                                    SHARES       VALUE     EARNINGS     OTHER         EQUITY
                                                  ----------    -------    --------    --------    -------------
Balance at December 31, 1991...................   36,384,039    $28,993    $314,537    $ 14,189      $ 357,719
                                                  ----------    -------    --------    --------      ---------
Net earnings...................................                              72,081                     72,081
Cash dividends declared........................                             (26,937)                   (26,937)
Stock options exercised........................      164,788      1,846                                  1,846
Restricted Stock Plan awards (net of
  cancellations)...............................       24,200      1,204                                  1,204
Thrift Investment Plan contributions...........       43,813      1,822                                  1,822
Common stock awards............................        2,400        107                                    107
Common stock cancellations.....................       (5,918)      (271)                                  (271)
U.S. tax benefit from stock options and
  restricted stock.............................                   2,001                                  2,001
Decrease in unearned portion of Restricted
  Stock Plan awards............................                     412                                    412
Repurchase of Company stock....................     (243,200)      (250)    (10,743)                   (10,993)
Translation adjustment.........................                                         (18,516)       (18,516)
Increase in investment valuation allowance.....                                            (416)          (416)
Adjustment for minimum pension liability.......                                            (373)          (373)
                                                  ----------    -------    --------    --------      ---------
Balance at December 31, 1992...................   36,370,122    $35,864    $348,938    $ (5,116)     $ 379,686
                                                  ----------    -------    --------    --------      ---------
Net earnings...................................                              68,253                     68,253
Cash dividends declared........................                             (28,130)                   (28,130)
Stock options exercised........................       77,570      1,046                                  1,046
Restricted Stock Plan awards (net of
  cancellations)...............................        4,700        473                                    473
Thrift Investment Plan contributions...........       53,965      2,293                                  2,293
Common stock awards............................        1,600         67                                     67
U.S. tax benefit from stock options and
  restricted stock.............................                     722                                    722
Decrease in unearned portion of Restricted
  Stock Plan awards............................                     770                                    770
Repurchase of Company stock....................   (1,138,300)    (1,313)    (46,620)                   (47,933)
Translation adjustment.........................                                         (18,448)       (18,448)
Increase in investment valuation allowance.....                                             (89)           (89)
Adjustment for minimum pension liability.......                                            (229)          (229)
                                                  ----------    -------    --------    --------      ---------
Balance at December 31, 1993...................   35,369,657    $39,922    $342,441    $(23,882)     $ 358,481
                                                  ----------    -------    --------    --------      ---------
Net earnings...................................                              82,400                     82,400
Cash dividends declared........................                             (29,012)                   (29,012)
Stock options exercised........................       85,030      1,796                                  1,796
Restricted Stock Plan awards (net of
  cancellations)...............................       23,475      1,065                                  1,065
Thrift Investment Plan contributions...........       44,203      1,862                                  1,862
Common stock awards............................        1,400         58                                     58
Common stock cancellations.....................       (2,487)      (107)                                  (107)
U.S. tax benefit from stock options and
  restricted stock.............................                     569                                    569
Decrease in unearned portion of Restricted
  Stock Plan awards............................                     160                                    160
Repurchase of Company stock....................     (151,600)      (197)     (6,315)                    (6,512)
Translation adjustment.........................                                          13,340         13,340
Decrease in investment valuation allowance.....                                             445            445
Adjustment for minimum pension liability.......                                          (1,185)        (1,185)
                                                  ----------    -------    --------    --------      ---------
Balance at December 31, 1994...................   35,369,678    $45,128    $389,514    $(11,282)     $ 423,360
                                                  ==========    =======    ========    ========      =========

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF ACCOUNTING POLICIES

  Consolidation

     The consolidated financial statements include the accounts of Loctite Corporation and all majority owned subsidiaries. Intercompany balances and transactions have been eliminated. The minority interest in earnings of consolidated subsidiaries that are not 100% owned is included in other expense on the consolidated statement of earnings and in other long-term liabilities on the consolidated balance sheet. Investments in which the Company owns 20% to 50% of the voting stock are accounted for under the equity method. Certain reclassifications have been made to 1993 and 1992 amounts to conform with the 1994 presentation.

  Cash Equivalents

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash flows from forward foreign exchange contracts, interest rate swap agreements and other hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Marketable Securities and Long-Term Venture Capital Investments

     Marketable securities are considered readily available for sale and are carried at fair value. Unrealized gains or losses relating to marketable securities are recorded in stockholders' equity. The Company has investments in seven venture capital limited partnerships, which invest in and assist growth oriented businesses. These investments are carried at cost. The carrying value of these investments is reviewed periodically for potential impairments. Provisions for permanent impairments are recorded as a reduction of earnings.

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

     Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. The Company capitalized net interest costs of $1.1 million in 1994, $0.6 million in 1993, and $0.4 million in 1992.

  Business Acquisitions

     Goodwill and other intangibles are being amortized on the straight-line method up to 40 years. The carrying value of goodwill and other intangibles is assessed annually.

  Income Taxes

     The Company accounts for its income tax expense, liabilities, and benefits in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," under which provision is made for deferred income taxes and future income tax benefits applicable to temporary differences between income tax and financial statement accounting.

  Earnings Per Share

     Earnings per share are computed by dividing net earnings by the average number of shares of common stock outstanding during the period. Stock options granted and shares to be issued under restricted stock plans would result in no material dilution of earnings.

  Translation of Foreign Currencies

     Foreign subsidiaries' assets and liabilities are translated at exchange rates prevailing on the balance sheet date; revenues and expenses are translated at average exchange rates prevailing during the period; and elements of stockholders' equity are translated at historical rates. Any resulting translation gains and losses are reported separately in stockholders' equity. For the Company's subsidiaries operating in countries with very high inflation rates, the translation is the same except that inventories, cost of sales, property, plant and equipment, and depreciation are translated at historical rates. Resulting translation gains and losses for these subsidiaries are included in income.

  Forward Foreign Exchange Contracts

     The Company enters into forward foreign exchange contracts in the normal course of business to hedge identifiable exposures related to foreign currency transactions. The gains and losses on these contracts are recognized in the same period in which gains and losses from the transaction being hedged are recognized. Additionally, forward foreign exchange contracts may be used to hedge firm foreign currency commitments. Gains and losses on these contracts are deferred and included in the measurement of the related foreign currency transaction.

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

  Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments:

          Cash, Cash Equivalents, Time Deposits, and Certificates of Deposit -- The carrying amounts are a reasonable approximation of fair value due to the short-term maturity of these instruments.

          Marketable Securities -- The fair value of marketable securities is based on quoted market prices.

          Long-Term Venture Capital Investments -- It is not practicable to estimate the fair value of the Company's investments in limited partnerships, as there is no liquid market for these investments and, thus, no readily available source of market quotes.

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

          Interest Rate Swap Agreements -- The fair value of interest rate swap agreements is estimated from quotes obtained from dealers. This value represents the estimated amount the Company would receive or pay to terminate the agreements.

NOTE 2  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one dominant segment, "adhesives, sealants, and related products." Sales of this dominant segment account for approximately 90% of consolidated revenues, operating profit, and operating assets. The Company has no customer which accounts for 10% or more of net sales. Export sales in each of the geographic regions were below 10% in each of the years reported.

     The Company's management measures results based on individual businesses and geographic regions. Trade sales and operating expenses between regions are reflected as those of the region servicing the customer.

     North America includes the Company's operations in the United States, Puerto Rico, Canada, Mexico, and the Caribbean. Europe includes the Company's operations in Europe and Africa. Latin America includes the Company's operations in South and Central America. Asia/Pacific includes the Company's operations in Asia and the Pacific Rim. Luminescent Systems includes the Company's business in electroluminescent lamps.

     Research, Development and Engineering (RD&E) encompasses the efforts of the major laboratories of the Company together with administrative support.

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
    (dollars in thousands)
    Net sales:
         North America........................................   $293,489    $270,585    $253,611
         Europe...............................................    260,564     219,652     244,159
         Latin America........................................     65,571      51,832      49,916
         Asia/Pacific.........................................     72,598      60,031      47,177
         Luminescent Systems & Other..........................     11,371      10,512      13,104
                                                                 --------    --------    --------
    Net sales.................................................   $703,593    $612,612    $607,967
                                                                 ========    ========    ========
    Earnings from operations:
         North America *......................................   $ 60,879    $ 59,290    $ 46,369
         Europe...............................................     72,754      61,464      78,121
         Latin America........................................     16,499      11,681      13,479
         Asia/Pacific.........................................     12,446       8,777       5,743
         Luminescent Systems & Other **.......................     (1,153)     (3,977)     (2,308)
         Corporate expenses...................................    (19,045)    (14,990)    (15,361)
         Research, Development and Engineering expenses.......    (28,450)    (26,063)    (25,783)
                                                                 --------    --------    --------
    Earnings from operations..................................   $113,930    $ 96,182    $100,260
                                                                 ========    ========    ========
    Identifiable assets:
         North America........................................   $240,973    $210,465    $175,503
         Europe...............................................    272,556     242,900     246,412
         Latin America........................................     37,559      28,209      35,528
         Asia/Pacific.........................................     83,753      73,118      57,682
         Luminescent Systems & Other..........................     13,346      13,469      16,316
         Corporate............................................     20,889      35,066      22,017
                                                                 --------    --------    --------
    Total assets..............................................   $669,076    $603,227    $553,458
                                                                 ========    ========    ========

      * North American expenses included $12.7 million in restructuring charges in the year ended December 31, 1992.

     ** Luminescent Systems expenses included $1.2 million in manufacturing consolidation charges in the year ended December 31, 1993.

     Net sales represents sales to unaffiliated customers. Earnings from operations includes gross margin less selling, general, administrative, and research and development expenses. Investment income, interest expense, foreign exchange gains and losses, intercompany expenses, miscellaneous non-operating expenses, and income taxes are not included in earnings from operations.

     Identifiable assets do not include intercompany receivables and intercompany profit-in-inventory. Assets pertaining to RD&E are included in the assets of the business unit where the RD&E facilities are physically located. Accordingly, Rocky Hill, Newington, and Cleveland RD&E facilities are included with North American assets, Irish and German RD&E facilities are included with European assets, and the Japanese RD&E facility is included with Asia/Pacific assets. Goodwill is included in the business or region's identifiable assets. Corporate assets include cash, investments, property, prepaid assets, and investments in joint ventures as well as the cash and investments of certain holding companies whose records are maintained at Corporate Headquarters.

     Since a substantial portion of the Company's business is transacted in foreign locations and currencies, the Company's financial statements are affected by fluctuations in foreign exchange rates. A stronger U.S. dollar decreases the translated results of foreign subsidiaries, while a weaker U.S. dollar increases the translated results.

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

     The Company's Brazilian subsidiary was subject to a rate of inflation in excess of eight hundred percent in 1994, in excess of two thousand percent in 1993, and in excess of one thousand percent in 1992. If the Company excluded the effects of inflation from the Brazilian sales value, Brazilian sales would have been reduced by $4.5 million (1994), $8.1 million (1993), and $7.0 million
(1992) from the net sales amounts reported above for Latin America. Similarly, Brazilian earnings from operations would have been reduced by $4.0 million
(1994), $7.1 million (1993), and $5.6 million (1992) from the earnings from operations amounts reported for Latin America.

NOTE 3  SHORT-TERM DEBT

     Short-term debt and bank lines of credit are summarized as follows:

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           1994           1993
                                                                       ------------   ------------
    (dollars in thousands)
    Short-term debt:
      Domestic bank debt.............................................    $ 85,013       $ 96,829
      Foreign bank debt..............................................       4,838          3,537
      Other..........................................................       4,351          2,681
                                                                         --------       --------
    Total short-term debt............................................    $ 94,202       $103,047
                                                                         ========       ========

    Available bank lines of credit:
      Amount available to parent Company.............................    $230,000       $225,000
      Amount available to foreign subsidiaries.......................      35,251         28,228
                                                                         --------       --------
    Total available bank lines of credit.............................    $265,251       $253,228
                                                                         ========       ========

    Amounts outstanding under above bank lines of credit.............    $ 89,656       $ 99,963
    Average aggregate short-term bank debt...........................    $107,464       $ 79,396
    Maximum bank debt outstanding at any month end...................    $113,551       $101,767
    Average interest rate on short-term bank debt during the
      period*........................................................          5%             5%
    Average interest rate on short-term bank debt at end of
      period*........................................................          6%             4%

     * Average and period ending interest rates on consolidated short-term bank debt include the effects of local currency borrowings in highly inflationary environments, where interest rates obtained on borrowings reflect the underlying levels of local inflation. The exception to this is Brazil, where, because of the potential for significant distortion, the inflation components of interest expense have been reported in the translation component of foreign exchange loss. In 1994, this amount was not material as there were negligible outstanding local borrowings in Brazil. In 1993, however, this amount was $4.4 million. Substantially offsetting this 1993 amount were exchange gains arising from the translation of the short-term bank debt as the Brazilian currency devalued against the U.S. dollar, at a pace generally in line with the pace of local inflation.

     Substantially all of the Company's bank lines of credit are of an uncommitted or informal nature. As such, the lines of credit may generally be cancelled at any time either by the Company or the banks. Borrowings under these lines are on such terms and conditions as may be mutually agreed upon.

     There were no significant compensating balance requirements at December 31, 1994.

NOTE 4  INCOME TAXES

     The Company accounts for its income tax expense, liabilities and benefits in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109).

     The Company's consolidated effective tax rates have been less than the United States Federal statutory tax rates for the following reasons:

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                      ----------------------
                                                                      1994    1993      1992
                                                                      ----    ----      ----
    U.S. Federal statutory rate...................................... 35.0%   35.0%     34.0%
    Decrease resulting from operations of Irish subsidiaries......... (8.7%)  (9.3%)   (11.0%)
    Decrease resulting from operations of Puerto Rican subsidiary.... (4.1%)  (5.2%)    (4.9%)
    Decrease resulting from utilization of foreign operating loss
      carryovers..................................................... (1.3%)   (.5%)     --
    Increase resulting from higher taxed foreign earnings and foreign
      operating losses with no current or deferred tax benefit.......  0.7%    2.3%      3.0%
    Net Federal and foreign taxes on repatriated foreign earnings....  0.7%    0.9%      1.8%
    All other (individual items less than 5% of U.S. Federal
      statutory rate)................................................  2.7%    1.8%      1.3%
                                                                      ----    ----      ----
    Effective tax rate............................................... 25.0%   25.0%     24.2%
                                                                      ====    ====      ====

     A significant portion of the Company's earnings is derived from operations located in Ireland and Puerto Rico. Substantially all of the earnings of the Company's manufacturing subsidiary in Ireland are subject to a 10% income tax. This reduced tax rate is provided under an industrial relief incentive provided by Irish tax law and is in effect through December 31, 2010.

     Prior to 1994, no U.S. tax was paid on the earnings of the Company's subsidiary in Puerto Rico because of the availability of a tax credit equal to the subsidiary's U.S. tax. In 1994, U.S. tax law changes became effective which reduced this tax credit, but a significant credit was still generated, resulting in a tax benefit. Also, although the earnings of this subsidiary can be remitted as dividends without the imposition of U.S. regular income tax, such dividends are subject to the U.S. alternative minimum tax and to Puerto Rican withholding taxes equal to 7% of the remitted earnings. No "tollgate" withholding taxes have been provided on $32.7 million of cumulative undistributed earnings of the Puerto Rican subsidiary because these earnings are indefinitely reinvested in Puerto Rico.

     The Company's subsidiary in Puerto Rico currently operates under a grant of partial tax exemption which extends to June 30, 2002. Under the terms of the grant, 90% of this subsidiary's manufacturing income is exempt from Puerto Rican corporate income tax.

     At December 31, 1994, applicable U.S. income and foreign withholding taxes have not been provided on $212.4 million of accumulated earnings of foreign subsidiaries because it is the Company's intention to indefinitely reinvest these earnings overseas, or to repatriate these earnings only when it is tax effective to do so. It is not practicable to accurately estimate the amount of unrecognized deferred U.S. tax liability on these undistributed earnings.

     The components of earnings before income taxes and the provision for income taxes are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1994        1993        1992
                                                           --------     -------     -------
    (dollars in thousands)

    Earnings before income taxes:
      United States......................................  $  9,721     $12,870     $(1,512)*
      Foreign............................................   100,146      78,134      96,657
                                                           --------     -------     -------
                                                           $109,867     $91,004     $95,145
                                                           ========     =======     =======
    Current provision:

      United States......................................  $ 10,223     $ 5,726     $ 5,763
      Foreign............................................    24,827      17,015      21,713
                                                           --------     -------     -------
                                                             35,050      22,741      27,476
                                                           --------     -------     -------
    Deferred provision:

      United States......................................    (5,913)        599      (4,779)
      Foreign............................................    (1,670)       (589)        367
                                                           --------     -------     -------
                                                             (7,583)         10      (4,412)
                                                           --------     -------     -------
    Total provision for income taxes.....................  $ 27,467     $22,751     $23,064
                                                           ========     =======     =======

     * Includes pre-tax charge of $12,740 for restructuring North American operations.

     Earnings before income taxes presented above is distributed geographically according to where the income is taxed. This differs from the earnings from operations presented in Note 2 in which items of income and expense are allocated to the region where revenues are generated.

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. If it is more likely than not that a deferred tax asset, in whole or in part, will not be realized, a valuation allowance is established which reduces the asset to its realizable value.

     The following is a summary of the tax effects of the significant temporary differences which comprise the Company's deferred tax assets and liabilities as of December 31, 1994 and December 31, 1993:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1994             1993
                                                                 ------------     ------------
    (dollars in thousands)

    Deferred tax assets:
      Adjust inventory to tax basis............................    $  2,449         $  1,780
      Accrued self-insurance...................................       2,508            2,318
      Allowance for doubtful accounts..........................       1,467            1,087
      Accrued FAS 87 pension...................................       1,626              830
      Postretirement/employment benefits.......................       1,925              868
      Restructuring/reorganization costs.......................       1,802            3,000
      Restricted compensation..................................         917            1,083
      Profit in inventory......................................       3,034            2,350
      Foreign tax credit carryforwards.........................       6,051            2,497
      Net operating losses.....................................       5,390            6,575
      Unremitted foreign dividends.............................      (4,904)          (5,864)
      Interest income/expense..................................      (1,159)          (1,118)
      Other....................................................       5,954            4,031
      Valuation allowance......................................      (6,619)          (6,535)
                                                                   --------         --------
    Total assets...............................................    $ 20,441         $ 12,902
                                                                   ========         ========
    Deferred tax liabilities:
      Depreciation.............................................    $  1,149         $  1,240
      Other....................................................       1,242              551
                                                                   --------         --------
    Total liabilities..........................................    $  2,391         $  1,791
                                                                   ========         ========

     As of December 31, 1994, the Company has net operating loss (NOL) carryforwards and U.S. tax credit carryforwards which will expire, if unused, as follows:

     (dollars in thousands)

                                                       FOREIGN   U.S. STATE   FOREIGN TAX    R&D
    YEAR OF EXPIRATION                                   NOL        NOL         CREDIT      CREDIT
    -------------------------------------------------  -------   ----------   -----------   ------
    1995-1999........................................  $12,951     $1,250       $ 6,051      --
    After 1999.......................................    2,309         48        --          $283
    Indefinite.......................................    1,091      --           --          --
                                                       -------     ------       -------      ----
    Total............................................  $16,351     $1,298       $ 6,051      $283
                                                       =======     ======       =======      ====

     The net operating losses shown above may generate future tax benefits of $5.4 million, none of which have been recognized in the Company's financial statements to date. The total potential benefit has been offset by a valuation allowance because of the uncertainty of ultimate realization.

     During 1994, no changes occurred in the conclusions regarding the need for a valuation allowance in any tax jurisdiction.

NOTE 5  FINANCIAL INSTRUMENTS

     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to reduce the risks associated with changes in interest rates and foreign exchange rates as more fully discussed below.

INTEREST RATE SWAP AGREEMENTS

     The Company has entered into a series of interest rate swap agreements which have effectively fixed the interest rates on a portion of its domestic floating rate short-term bank debt. These agreements serve the purposes of reducing the volatility of reported results due to fluctuating short-term U.S. interest rates and of effectively providing long-term financing at costs favorable to alternative forms of fixed rate borrowings.

     Under these agreements, the Company will pay the counterparties interest at a fixed rate and receive in return interest at a variable rate based on the London Interbank Offered Rate (LIBOR). At December 31, 1994, the Company had contracts in place which served to fix the interest rate on $40.0 million of underlying short-term bank debt: $20.0 million to July 1996; $10.0 million to October 2000; and $10.0 million to October 2003. The weighted average fixed rate payable by the Company on these contracts is approximately 5 1/2%.

     The Company's current intention is to maintain these contracts as long as the underlying domestic short-term bank debt remains outstanding. Since it is the Company's policy not to speculate, terminating (or reversing) contracts would be entered into to the extent that aggregate domestic short-term bank debt falls below the aggregate amount of contracts outstanding.

     Given the rise in U.S. interest rates in 1994, the estimated fair market value of these agreements was approximately $3.2 million at December 31, 1994. This unrecognized benefit represented the estimated amount that the Company would have receive if the agreements had been terminated.

     The $40.0 million notional amount of the contracts is not a measure of the Company's counterparty credit risk. The amounts ultimately exchanged are determined by reference to the notional amounts and the specific terms contained in the agreements. The counterparties to the Company's interest rate swap agreements consist of a number of major international financial institutions. The Company monitors its position with, and the credit quality of, these institutions and does not anticipate any losses as a result of counterparty non-performance.

FORWARD FOREIGN EXCHANGE CONTRACTS

     The Company enters into forward foreign exchange contracts primarily to hedge intercompany receivables and intercompany lending activity. These contracts are not used for speculative purposes and do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts effectively offset gains and losses on the transactions being hedged. At December 31, 1994 these contracts totalled $66.4 million and the fair value of the contracts approximated carrying value. Additionally, forward foreign exchange contracts may be used to hedge firm foreign currency commitments. At December 31, 1994 contracts for this purpose totalled approximately $5.5 million. Deferred gains and losses were insignificant. In general, the maturities of the Company's forward foreign exchange contracts coincide with the underlying exposure positions they are intended to hedge, usually less than six months.

     The counterparties to the Company's forward foreign exchange contracts consist of a number of major international financial institutions. The Company monitors its position with, and the credit quality of, these financial institutions and does not anticipate any losses as a result of counterparty non-performance.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade accounts and notes receivable. Accounts receivable were $125.5 million and $105.4 million at December 31, 1994 and 1993, respectively. Notes receivable were $19.4 million and $18.6 million at December 31, 1994 and 1993, respectively.

     The Company's cash investments are with major international financial institutions, with limitations established as to the maximum amount of cash that may be invested with any one financial institution. Concentrations of credit risk with respect to trade accounts and notes receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different businesses and geographic areas.

     As of December 31, 1994, the Company had no significant concentrations of credit risk.

NOTE 6  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have entered into long-term lease agreements for real property and equipment. The following information reflects rental commitments under noncancellable operating leases in effect at December 31, 1994:

    (dollars in thousands)
    1995........................................................................  $5,292
    1996........................................................................  $3,753
    1997........................................................................  $2,100
    1998........................................................................  $1,209
    1999........................................................................  $  276
    2000 and thereafter.........................................................  $  530

     Rental expense was $10.8 million in 1994, $11.0 million in 1993, and $8.8 million in 1992.

NOTE 7  LONG-TERM DEBT

     Long-term debt at December 31, 1994 consisted of secured domestic ($1.4 million) and foreign ($1.8 million) industrial development loans related to facilities financing. The unsecured domestic promissory notes outstanding at December 31, 1993 ($11.0 million) were retired in July and August of 1994.

     Under the terms of the secured domestic loan, the Company must, among other things, maintain a specified level of net worth and limit debt as a function of equity. At December 31, 1994, there was no material difference between the fair value of long-term debt and the carrying value.

     Long-term debt at December 31, 1994 matures during the following years:

    (dollars in thousands)
    1995........................................................................  $  530
    1996........................................................................  $  415
    1997........................................................................  $  414
    1998........................................................................  $  419
    1999........................................................................  $  422
    2000 and thereafter.........................................................  $1,024

NOTE 8  EMPLOYEE STOCK PLANS

STOCK OPTION PLANS

     Under the Company's stock option plans, options have been granted for periods of ten years at prices equal to the market price on the date of grant. Options are exercisable cumulatively at the rate of 20% per year with 20% exercisable at the end of the first year and 20% at the beginning of each succeeding year. Through December 31, 1994, 1,000,000 shares were reserved for the program. Information regarding transactions under these plans is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1994        1993         1992
                                                           -------     -------     --------
    Option shares:
    Outstanding at beginning of period...................  514,950     542,880      647,268
    Granted..............................................  184,000      56,000       64,000
    Exercised............................................  (85,030)    (77,570)    (164,788)
    Cancelled............................................   (8,800)     (6,360)      (3,600)
                                                           -------     -------     --------
    Outstanding at end of period.........................  605,120     514,950      542,880
                                                           =======     =======     ========
    Exercisable at end of period.........................  339,280     351,590      347,960
    Shares reserved for future grants....................  706,400     882,000      936,000
    Price range of outstanding options at end of period:
      Low................................................   $ 7.00      $ 7.00       $ 7.00
      Average............................................   $26.21      $28.98       $25.59
      High...............................................   $47.75      $47.75       $47.75
    Average price of exercised options during the
      period.............................................   $21.12      $13.47       $10.82

RESTRICTED STOCK PLAN

     Under the Company's Restricted Stock Plan, awards are issued without any payment of cash consideration by the participant. The restricted shares become available to the employee at the rate of 50% on the third anniversary of the grant and the remaining 50% on the sixth anniversary of the grant. Expense associated with these shares is amortized over the life of the grant. Compensation expense was $1.2 million for 1994, $1.2 million for 1993 and $1.6 million for 1992. Through December 31, 1994, 500,000 shares were reserved for the program. Information regarding transactions under this plan is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1994        1993         1992
                                                           -------     -------     --------
    Outstanding at beginning of period...................  215,200     251,500      335,100
    Awarded..............................................   27,900      22,500       31,200
    Vested...............................................  (56,125)    (41,000)    (107,800)
    Cancelled............................................   (4,425)    (17,800)      (7,000)
                                                           -------     -------     --------
    Outstanding at end of period.........................  182,550     215,200      251,500
                                                           =======     =======     ========
    Shares reserved for future awards....................  320,400     348,300      370,800

THRIFT INVESTMENT PLAN

     Under the Company's Thrift Investment Plan, eligible employees may save, by payroll deductions, a portion of their salaries. Up to 25% of the amount saved may be invested in the Company's Common Stock. In addition, the Company matches, in the Company's Common Stock, one half of the first 6% saved by the employee. The cost of the Company match was $1.4 million in 1994, $1.4 million in 1993, and $1.2 million in 1992. The average market price of the stock on a monthly basis is used in determining employee purchases and the Company's matching contribution. Vesting of Company contributions takes place after five years of service or after two years of participation in the Plan, whichever is more favorable to the employee. Shares issued under the Plan were 44,203 in 1994, 53,965 in 1993, and 43,813 in 1992. The average issue price was $42.12, $42.48, and $44.32, respectively.

SALES FORCE AWARD PLAN

     On August 16, 1994, the Board of Directors approved the North American Group Field Sales Force Stock Award Plan. Under the Plan, awards are issued without any payment of cash consideration by the participant. This Plan is designed to recognize sales and profitability achievement above projected Annual Business Plan growth levels by providing limited awards of the Company's Common Stock. Continuation of the Plan will be reviewed annually by the Board of Directors.

NOTE 9  SHAREHOLDER RIGHTS PLAN

     On April 14, 1994, the Board of Directors adopted a Shareholder Rights Plan (the "Plan"). This Plan will protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders.

     Under the Plan, each outstanding share of the Company's Common Stock has associated with it a Right to purchase, upon the occurrence of certain events, one share of the Company's Common Stock at a price of $175 per share, subject to adjustment. The Rights will become exercisable only if a person or group (other than certain grandfathered shareholders) acquires stock representing 10 percent or more of the power to vote generally in the election of directors (an "Acquiring Person") or 10 days (or such later date as the Company's Board of Directors may determine) following the commencement by a person or group of a tender or exchange offer (other than a permitted offer) which would result in such person or group becoming an Acquiring Person. Generally, under the Plan, Henkel Corporation and its affiliates may own up to 35% of the outstanding shares of the Company's Common Stock without triggering the Plan.

     Upon exercise, each Right (other than Rights held by the Acquiring Person) will entitle the holder to purchase, at the Right's then-current exercise price, Common Stock of the Company having a market value of twice such exercise price. If the Company is acquired in a merger or similar transaction, the Rights may be exercised to purchase common stock of the surviving company having a market value of two times the exercise price. The Rights may be redeemed by the Company at a price of one cent per Right at any time prior to the Rights becoming exercisable or prior to their expiration in April 2004.

NOTE 10  PENSION PLANS

     The Company maintains a non-contributory defined benefit plan for all eligible employees in the United States. Plan assets are invested primarily in fixed income contracts and equity securities.

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

     Certain of the Company's international subsidiaries provide retirement benefits to eligible employees under defined benefit plans. The benefits are based on salary and length of service. Plan assets for these plans are invested primarily in equity and fixed income securities.

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

     Amounts are summarized as follows:

                                                                 DECEMBER 31,     DECEMBER 31,
    (dollars in thousands)                                           1994             1993
                                                                 ------------     ------------
    Additional minimum liability...............................     $5,287           $3,463
                                                                    ======           ======
    Intangible assets..........................................     $1,146           $1,303
    Reduction of stockholders' equity..........................     $2,515           $1,330
    Tax benefits...............................................     $1,626           $  830

UNITED STATES PLANS

     Net U.S. periodic pension cost is summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
    (dollars in thousands)                                      1994       1993       1992
                                                               ------     ------     ------
    Service cost for benefits earned during the year.........  $3,359     $3,170     $3,303
    Interest cost on projected benefit obligation............   1,997      1,721      1,794
    Actual return on assets..................................    (371)    (3,690)    (1,300)
    Net amortization and deferral............................  (1,867)     1,758       (508)
                                                               ------     ------     ------
    Net periodic pension cost................................  $3,118     $2,959     $3,289
                                                               ======     ======     ======

     The following table sets forth the U.S. defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheet:



                                                                 DECEMBER 31,     DECEMBER 31,
    (dollars in thousands)                                           1994             1993
                                                                 ------------     ------------
    Actuarial present value of benefit obligations:
      Vested benefit obligation................................    $ 29,053         $ 28,189
      Non-vested benefit obligation............................       2,910            2,119
                                                                   --------         --------
      Accumulated benefit obligation...........................      31,963           30,308
      Effect of proposed compensation increases................         106              196
                                                                   --------         --------
    Projected benefit obligation...............................      32,069           30,504
    Plan assets at fair value..................................      26,951           27,108
                                                                   --------         --------
    Deficiency of plan assets over projected benefit
      obligation...............................................      (5,118)          (3,396)
    Unrecognized net loss......................................       4,672            2,761
    Unrecognized net transition asset..........................        (346)            (261)
    Adjustment to recognize minimum liability..................      (4,198)          (2,304)
                                                                   --------         --------
    Accrued pension cost recognized in the consolidated balance
      sheet....................................................    $ (4,990)        $ (3,200)
                                                                   ========         ========

     The projected benefit obligation for the U.S. plans was determined using the following assumptions:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1994             1993
                                                                 ------------     ------------
    Weighted average discount rate.............................       8.0%             7.0%
    Rate of increase in compensation levels....................       5.0%             5.0%
    Expected long-term rate of return on assets................       9.0%             9.0%

INTERNATIONAL PLANS

     Net international periodic pension cost is summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
    (dollars in thousands)                                      1994       1993       1992
                                                               ------     ------     ------
    Service cost for benefits earned during the year.........  $1,793     $1,639     $1,578
    Interest cost on projected benefit obligation............   1,985      1,905      1,880
    Actual (return) loss on assets...........................    (875)    (4,893)       662
    Net amortization and deferral............................    (682)     3,781     (2,017)
                                                               ------     ------     ------
    Net periodic pension cost................................  $2,221     $2,432     $2,103
                                                               ======     ======     ======

     The following table sets forth the international defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheet:



                                               DECEMBER 31, 1994             DECEMBER 31, 1993
                                           --------------------------    --------------------------
                                             ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                             EXCEED        BENEFITS        EXCEED        BENEFITS
                                           ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
    (dollars in thousands)                  BENEFITS        ASSETS        BENEFITS        ASSETS
                                           -----------    -----------    -----------    -----------
    Actuarial present value of benefit
      obligations:
      Vested benefit obligation..........     $4,026        $11,229         $3,660        $11,365
      Non-vested benefit obligation......        135          1,675             --          2,280
                                              ------        -------         ------        -------
      Accumulated benefit obligation.....      4,161         12,904          3,660         13,645
      Effect of proposed compensation
         increases.......................        887          8,350            529          7,405
                                              ------        -------         ------        -------
    Projected benefit obligation.........      5,048         21,254          4,189         21,050
    Plan assets at fair value............      7,106         14,050          6,258         13,438
                                              ------        -------         ------        -------
    Excess (deficiency) of plan assets
      over projected benefit obligation..      2,058         (7,204)         2,069         (7,612)
    Unrecognized plan amendments.........        492          1,855            488          2,010
    Unrecognized net gain................       (980)        (2,035)          (985)          (884)
    Unrecognized net transition (asset)
      liability..........................     (1,294)         2,254         (1,402)         2,281
    Adjustment to recognize minimum
      liability..........................         --         (1,064)            --         (1,165)
                                              ------        -------         ------        -------
    Prepaid (accrued) pension cost
      recognized in the consolidated
      balance sheet......................     $  276        $(6,194)        $  170        $(5,370)
                                              ======        =======         ======        =======

     The projected benefit obligation for the international plans was determined using the following assumptions:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1994             1993
                                                                 ------------     ------------
    Weighted average discount rate.............................   5.0  - 16.5%     7.0  - 15.0%
    Rate of increase in compensation levels....................   3.0  - 13.0%     3.0  - 13.0%
    Expected long-term rate of return on assets................   4.75 - 15.0%     4.75 - 15.0%

     The Company's Puerto Rican subsidiary and certain of its international subsidiaries provide retirement benefits to eligible employees under defined contribution plans. Contributions are determined under various formulas. Certain other international subsidiaries have pension and severance benefits that are not covered under formal pension plans, including those accruing to employees under foreign government regulations. Expenses are determined in accordance with local law. Pension expense for these subsidiaries amounted to $2.2 million in the year ended December 31, 1994, $1.6 million in the year ended December 31, 1993, and $2.5 million in the year ended December 31, 1992.

NOTE 11  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides postretirement health care and life insurance benefits for all eligible employees in the United States and Puerto Rico. The benefit plan is contributory based upon years of service and age at retirement. Health care benefits are also extended to spouses of eligible employees and are fully paid by retiree contributions.

     The Company accounts for the cost of its postretirement health care and life insurance benefits in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). The statement requires that annual postretirement benefit costs be accrued during an employee's years of active service. In 1992, prior to the adoption of SFAS No. 106, the Company expensed the cost of such benefits when paid. In accordance with SFAS No. 106, the transition obligation, representing the unfunded and unrecognized accumulated past service benefit obligation for all plan participants, may be recognized as an expense in the year of adoption or may be amortized on a straight-line basis over a period of up to twenty years. The Company has adopted SFAS No. 106 by electing to amortize the transition obligation of $13.3 million over twenty years.

     Postretirement benefit cost was $2.4 million in 1994, $2.6 million in 1993, and $0.1 million in 1992. Costs recorded in 1992 were on a pay-as-you-go basis. The Company continues to fund medical and life insurance benefit costs on a pay-as-you-go basis.

     Net periodic postretirement benefit cost is summarized as follows:

                                                                 DECEMBER 31,     DECEMBER 31,
    (dollars in thousands)                                           1994             1993
                                                                 ------------     ------------
    Service cost for benefits earned during the year...........     $  720           $  795
    Interest cost on accumulated postretirement obligation.....      1,138            1,127
    Amortization of transition obligation......................        666              666
    Settlement of VSI liability*...............................       (173)              --
                                                                    ------           ------
    Net periodic postretirement benefit cost...................     $2,351           $2,588
                                                                    ======           ======

     * The liabilities related to the VSI division sold in December 1994 were reversed and recorded as a reduction of expense.

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheet:



                                                                 DECEMBER 31,     DECEMBER 31,
    (dollars in thousands)                                           1994             1993
                                                                 ------------     ------------
    Accumulated postretirement benefit obligation:
      Retirees.................................................    $ (4,645)        $ (4,302)
      Employees fully eligible.................................      (3,094)          (4,042)
      Other active participants................................      (7,004)          (7,119)
                                                                   --------         --------
    Total accumulated postretirement benefit obligation........     (14,743)         (15,463)
    Unrecognized transition obligation.........................      11,971           12,637
    Unrecognized (gain)loss....................................      (1,768)             341
                                                                   --------         --------
    Accrued postretirement benefit cost recognized in the
      consolidated balance sheet...............................    $ (4,540)        $ (2,485)
                                                                   ========         ========

     The accumulated postretirement obligation was determined using the following assumptions:

                                                                 DECEMBER 31,     DECEMBER 31,
    (dollars in thousands)                                           1994             1993
                                                                 ------------     ------------
    Weighted average discount rate.............................       8.5%             7.5%
    Rate of increase in compensation levels....................       5.0%             5.0%
    Health care cost trend rate for next year..................      11.0%            12.0%
    Health care trend rate decreases 1% per year until ultimate
      rate achieved in year....................................      2001             2001
    Ultimate health care cost trend rate.......................       5.5%             5.5%
    Effect of a 1% increase in the assumed health care cost
      trend rate on the accumulated postretirement benefit
      obligation at year end...................................     $2,200           $2,300
    Effect of a 1% increase in the assumed health care cost
      trend rate on the aggregate of service and interest cost
      components of the net periodic postretirement benefit
      cost during the year.....................................     $  284           $  288

NOTE 12  POSTEMPLOYMENT BENEFITS

     During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The statement requires employers to accrue the cost of benefits to former or inactive employees, their beneficiaries and covered dependents, after employment, but before retirement. In prior years, the Company expensed the costs of such benefits when paid. In 1994, postemployment benefit expense under SFAS No. 112 was $0.8 million.

NOTE 13  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           YEAR ENDED DECEMBER 31, 1994
                                                  -----------------------------------------------
                                                  1ST QTR      2ND QTR      3RD QTR      4TH QTR
                                                  --------     --------     --------     --------
(dollars in thousands, except per share amounts)
Net sales.......................................  $159,882     $177,808     $183,344     $182,559
Gross margin....................................  $ 97,807     $108,663     $111,974     $111,728
Gross margin %..................................       61%          61%          61%          61%
Net earnings....................................  $ 18,304     $ 20,204     $ 22,630     $ 21,262
Net earnings per share..........................  $    .52     $    .57     $    .64     $    .60

                                                           YEAR ENDED DECEMBER 31, 1993
                                                  -----------------------------------------------
                                                  1ST QTR      2ND QTR      3RD QTR      4TH QTR
                                                  --------     --------     --------     --------
Net sales.......................................  $149,101     $158,125     $153,385     $152,001
Gross margin....................................  $ 90,985     $ 94,512     $ 92,787     $ 92,510
Gross margin %..................................       61%          60%          60%          61%
Net earnings....................................  $ 19,664     $ 17,444     $ 16,314     $ 14,831
Net earnings per share..........................  $    .54     $    .50     $    .46     $    .42

                                                           YEAR ENDED DECEMBER 31, 1992
                                                  -----------------------------------------------
                                                  1ST QTR      2ND QTR      3RD QTR      4TH QTR
                                                  --------     --------     --------     --------
Net sales.......................................  $147,464     $154,152     $159,643     $146,708
Gross margin....................................  $ 93,073     $ 95,714     $ 99,105     $ 90,900
Gross margin %..................................       63%          62%          62%          62%
Net earnings....................................  $ 19,651     $ 11,605     $ 21,604     $ 19,221
Net earnings per share..........................  $    .54     $    .32     $    .59     $    .53

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between Registrant and its independent accountants on accounting and financial disclosure during the year ended December 31, 1994.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
Executive Officers of the Registrant*

                                                                   POSITION OR OFFICE WITH
                                                                   THE COMPANY AND BUSINESS
                                          SERVED AS                 EXPERIENCE DURING PAST
             NAME                AGE    OFFICER SINCE                FIVE (5) YEAR PERIOD
- - ------------------------------   ---    --------------   --------------------------------------------
David Freeman.................   50     October 1984     President and Chief Executive Officer, 1993;
                                                           President and Chief Operating Officer,
                                                           1991; Executive Vice President and Chief
                                                           Operating Officer, 1990.
Robert L. Aller...............   60     July 1979        Senior Vice President and Chief Financial
                                                         Officer, 1990.
Louis J. Baccei...............   54     February 1992    Senior Vice President and President,
                                                         Research, Development And Engineering, 1991;
                                                           Vice President, Research and Development,
                                                           Bausch and Lomb, Inc., Rochester, New
                                                           York, 1985 to 1990.
Gerardus B.E.M. Briels........   58     December 1988    Vice President and President -- North
                                                         American Region, 1991; Vice President and
                                                           President -- North American Automotive &
                                                           Consumer Group, 1989.
Robert M. Kimball.............   39     July 1993        Treasurer, 1993; Assistant Treasurer, 1986.
Eugene F. Miller..............   52     October 1986     Vice President, Secretary and General
                                                         Counsel, 1986.

* All officers are elected by the Board of Directors and serve an indefinite term at the discretion of the Board.

     The information contained in the Company's 1995 Proxy Statement on pages 2-4, under the heading "ELECTION OF DIRECTORS -- Nominees for Election as Directors" and on page 19 under the heading "ELECTION OF DIRECTORS -- Executive Compensation and Other Information -- Section 16 Reports" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the Company's 1995 Proxy Statement under the heading "ELECTION OF DIRECTORS -- Board of Directors, Committee Meetings and Director Compensation" on pages 6-8, "ELECTION OF DIRECTORS -- Executive Compensation and Other Information -- Summary Compensation Table" and
" -- Options" on pages 9-11 and "ELECTION OF DIRECTORS -- Executive Compensation and Other Information -- Pension Benefits" and " -- Executive and Consulting Agreements" on pages 17-18, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Company's 1995 Proxy Statement, on pages 5 and 19, under the headings "ELECTION OF DIRECTORS -- Stock Ownership of Management" and "ELECTION OF DIRECTORS -- Ownership of the Company's Securities" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Company's 1995 Proxy Statement, on pages 19-20, under the heading "ELECTION OF DIRECTORS -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                                    PAGE NO. IN
                                                                                     FORM 10-K
                                                                                    -----------
(a) The following documents are filed as part of this report:
      (1)  FINANCIAL STATEMENTS:
           See detailed index under Item 8.
      (2)  FINANCIAL STATEMENT SCHEDULE:
           See financial statement index under Item 8.
      (3)  CONSENT OF INDEPENDENT ACCOUNTANTS.....................................           44

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by Registrant during the fourth quarter ended December 31, 1994.

(c) Exhibits

(3)        Articles of Incorporation and By-Laws of Loctite Corporation (filed as Exhibit 3 to Loctite Corporation's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1992 and incorporated herein by reference).

(4)        Rights Agreement, dated as of April 14, 1994, between Loctite Corporation and The
           First National Bank of Boston, as Rights Agent, which includes, as Exhibit A-1 thereto, the form of Transferee Agreement, as Exhibit A-2 thereto, the Form of
           Transferee Executive Officer's Certificate, as Exhibit B thereto, the Form of
           Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase
           Common Share (filed with the Company's Registration Statement on Form 8-A dated
           April 15, 1994 and incorporated herein by reference).

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

(10)f*     National Union Fire Insurance Company of Pittsburgh, Pennsylvania, Policy No. 435
           04 35 -- Directors and Officers Insurance and Company Reimbursement Policy
           effective June 30, 1989 (filed as Exhibit (10)g to Loctite Corporation's Annual
           Report on Form 10-K for the fiscal year ended June 30, 1989, and incorporated herein by reference).

(10)g*     Retirement Plan for Non-Employee Directors (filed as Exhibit (10)i to Loctite
           Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and incorporated herein by reference).

(10)h*     Supplemental Retirement Agreement for Chairman and former Chief Executive Officer
           (filed as Exhibit (10)j to Loctite Corporation's Annual Report on Form 10-K for
           the fiscal year ended June 30, 1990 and incorporated herein by reference).

(10)i*     Non-Qualified Retirement Plan of Loctite Corporation (filed as Exhibit (10)l to
           Loctite Corporation's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1992, and incorporated herein by reference).

(10)j      Agreement, dated as of April 14, 1994, among Henkel Corporation, Henkel KGaA, HC
           Investments, Inc., and Loctite Corporation.

(21)       Subsidiaries of Registrant.

(27)       Financial Data Schedule.

(99.1)     Annual Report on Form 11-K of the Retirement and Savings Plan of Loctite Puerto
           Rico, Inc. for the fiscal year ended June 30, 1994, and incorporated by reference to Exhibit 99.1 to the Company's Form 10-K/A for the fiscal year ended December
           31, 1993, as filed with the Securities and Exchange Commission on December 14,
           1994.

*Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          LOCTITE CORPORATION

                                          By        /s/  DAVID FREEMAN
                                           -------------------------------------
                                                       DAVID FREEMAN
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: February 21, 1995

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

                 SIGNATURES                                TITLE                   DATE
- - ---------------------------------------------   ------------------------------------------------

           /s/  DAVID FREEMAN                  Director, President and        February 21, 1995
- - ---------------------------------------------     Chief Executive Officer
                DAVID FREEMAN                     (Principal Executive
                                                  Officer)

      /s/  KENNETH W. BUTTERWORTH              Director, Chairman             February 21, 1995
- - ---------------------------------------------
           KENNETH W. BUTTERWORTH


- - ---------------------------------------------   Director
              JOHN K. ARMSTRONG

           /s/  ROBERT E. IX                    Director                       February 21, 1995
- - ---------------------------------------------
                ROBERT E. IX

        /s/  FREDERICK B. KRIEBLE               Director                       February 21, 1995
- - ---------------------------------------------
            FREDERICK B. KRIEBLE

          /s/  DR. ROMAN DOHR                   Director                       February 21, 1995
- - ---------------------------------------------
               DR. ROMAN DOHR

        /s/  DR. JURGEN MANCHOT                 Director                       February 21, 1995
- - ---------------------------------------------
             DR. JURGEN MANCHOT

                 SIGNATURES                                TITLE                   DATE
- - ---------------------------------------------   ------------------------------------------------

      /s/  STEPHEN J. TRACHTENBERG              Director                       February 21, 1995
- - ---------------------------------------------
           STEPHEN J. TRACHTENBERG

          /s/  WALLACE BARNES                   Director                       February 21, 1995
- - ---------------------------------------------
               WALLACE BARNES

         /s/  PETER C. BROWNING                 Director                       February 21, 1995
- - ---------------------------------------------
              PETER C. BROWNING

          /s/  STEPHEN F. PAGE                  Director                       February 21, 1995
- - ---------------------------------------------
               STEPHEN F. PAGE

         /s/  CHRISTOPH HENKEL                  Director                       February 21, 1995
- - ---------------------------------------------
              CHRISTOPH HENKEL

          /s/  ROBERT L.  ALLER                 Senior Vice President and      February 21, 1995
- - ----------------------------------------------    Chief Financial Officer
               ROBERT L. ALLER                    (Principal Financial and
                                                  Accounting Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Post-Effective Amendments to the Registration Statements on Form S-8 (Nos. 2-74537, 2-65775, 2-57724, 2-49684, 33-34061,
33-35125, 33-32379, 33-57063, and 33-57067) of Loctite Corporation of our report dated January 24, 1995 appearing on page 16 of Loctite Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. We also consent to the reference to us under the heading "Experts" in such Prospectuses.



PRICE WATERHOUSE LLP

One Financial Plaza
Hartford, Connecticut
March 14, 1995

                                                                   SCHEDULE VIII

                              LOCTITE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCES FOR DOUBTFUL ACCOUNTS

                                                     BALANCE AT                  ACCOUNTS
                                                     BEGINNING     CHARGED TO   WRITTEN OFF    BALANCE AT
                      PERIOD                         OF PERIOD      EXPENSES     AND OTHER    END OF PERIOD
- - --------------------------------------------------  ------------   ----------   -----------   -------------
(dollars in thousands)

Year Ended December 31, 1994......................     $4,659        $2,431       $ 1,279        $ 5,811

Year Ended December 31, 1993......................     $4,740        $2,028       $ 2,109        $ 4,659

Year Ended December 31, 1992......................     $5,190        $1,274       $ 1,724        $ 4,740