Form 10-Q
period 1995-03-31
LOCTITE CORP
filed 1995-05-12
CIK 60041

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The number of shares of common stock outstanding as of April 30, 1995, was 35,377,935, $.01 par value.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      [This page intentionally left blank]

                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.        FINANCIAL INFORMATION
     Item 1.   Financial Statements
               Consolidated Statement of Earnings and Retained Earnings for the
                 quarters ended March 31, 1995 and 1994............................         2
               Consolidated Statement of Cash Flows for the three-month periods
                 ended March 31, 1995 and 1994.....................................         3
               Consolidated Balance Sheet at March 31, 1995 and December 31,
                 1994..............................................................       4-5
               Notes To Consolidated Financial Statements..........................         6
     Item 2.   Management's Discussion and Analysis of Results of Operations and
                 Changes in Financial Condition....................................       7-9
PART II.       OTHER INFORMATION
     Item 6.   Listing of Exhibits and Reports on Form 8-K.........................        10
     Signatures....................................................................        11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LOCTITE CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                             AND RETAINED EARNINGS

(Unaudited)
(amounts in thousands, except per share amounts)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         1995           1994
                                                                       -----------------------
Net sales............................................................  $196,797       $159,882
Cost of sales........................................................    73,932         62,075
                                                                       --------       --------
Gross margin.........................................................   122,865         97,807
                                                                       --------       --------
Research & development expense.......................................     7,183          6,559
Selling, general and administrative expenses.........................    81,474         64,037
                                                                       --------       --------
                                                                         88,657         70,596
                                                                       --------       --------
Earnings from operations.............................................    34,208         27,211
Investment income....................................................     1,271          2,218
Interest expense.....................................................    (1,744)        (1,407)
Other income (expense)...............................................       174           (934)
Foreign exchange loss................................................      (612)        (2,682)
                                                                       --------       --------
Earnings before income taxes.........................................    33,297         24,406
Provisions for income taxes..........................................     8,657          6,102
                                                                       --------       --------
Net earnings.........................................................    24,640         18,304
Retained earnings, beginning of period...............................   389,514        342,441
Less:
Cash dividends declared (1995 -- $.21 and 1994 -- $.20)..............     7,528          7,078
Stock repurchases....................................................     2,522          3,239
                                                                       --------       --------
Retained earnings, end of period.....................................  $404,104       $350,428
                                                                       ========       ========
Earnings per share...................................................  $   0.70       $   0.52
                                                                       ========       ========
Average number of shares outstanding.................................    35,368         35,372
                                                                       ========       ========

The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(dollars in thousands)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         1995           1994
                                                                       -----------------------
Cash flows from operating activities:
     Net earnings....................................................  $ 24,640       $ 18,304
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization..............................     8,114          6,892
          Deferred income taxes......................................      (374)            20
          (Gain) loss on sale of fixed assets........................       (49)           720
          Provision for losses -- accounts receivable................       831            555
          Undistributed earnings of affiliates.......................       (31)            (2)
     Change in:
          Trade and other receivables................................   (15,819)        (8,459)
          Inventory..................................................    (5,428)        (3,558)
          Prepaid and other current assets...........................    (4,585)        (1,704)
          Accounts payable and accrued expenses......................   (12,861)       (12,031)
          Interest payable...........................................       363           (201)
          Taxes payable..............................................     5,950          2,816
     Other...........................................................     2,571          1,560
                                                                       --------       --------
Cash provided by operating activities................................     3,322          4,912
                                                                       --------       --------
Cash flows from investing activities:
     Additions to property, plant and equipment......................    (6,030)       (13,379)
     Dispositions of property, plant and equipment...................       176            165
     Goodwill & intangible portion of acquisitions...................    (4,898)       (13,325)
     (Increase) decrease in short-term investments...................    (4,754)         7,135
     (Increase) decrease in long-term investments....................      (199)           438
                                                                       --------       --------
Cash used in investing activities....................................   (15,705)       (18,966)
                                                                       --------       --------
Cash flows from financing activities:
     Stock repurchases...............................................    (1,909)        (1,647)
     Issuances of common stock.......................................     1,067          1,720
     Dividends paid..................................................    (7,525)        (7,079)
     Increase (decrease) in short-term debt..........................    11,400           (435)
     (Decrease) increase in long-term debt...........................      (106)            14
     Payments under capital lease obligations........................      (510)          (259)
                                                                       --------       --------
Cash provided by (used in) financing activities......................     2,417         (7,686)
                                                                       --------       --------
Effect of exchange rate changes on cash..............................       514            550
                                                                       --------       --------
Decrease in cash and cash equivalents................................    (9,452)       (21,190)
Cash and cash equivalents:
     Beginning of period.............................................    33,264         44,552
                                                                       --------       --------
     End of period...................................................  $ 23,812       $ 23,362
                                                                       ========       ========
Interest paid........................................................  $  1,317       $  1,906
Taxes paid (net of refunds)..........................................  $  3,087       $  2,702

The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                           CONSOLIDATED BALANCE SHEET

(Unaudited)
(dollars in thousands)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1995            1994
                                                                       ---------     ------------
ASSETS
Current assets:
     Cash and cash equivalents.......................................   $ 23,812       $ 33,264
     Time and certificates of deposit................................     41,426         34,594
     Marketable securities...........................................        109             96
     Accounts and notes receivable (less allowances of $6,439 and
      $5,811)........................................................    158,143        139,093
     Other receivables...............................................     18,779         14,577
     Inventories:
          Finished goods.............................................     54,965         49,824
          Work in process............................................     23,683         22,463
          Raw materials..............................................     23,921         22,585
                                                                        --------       --------
                                                                         102,569         94,872
     Deferred income tax benefit.....................................     14,291         13,978
     Prepaid expenses and other current assets.......................     16,038         11,150
                                                                        --------       --------
Total current assets.................................................    375,167        341,624
                                                                        --------       --------
Investments:
     Marketable securities and other long-term investments...........        183            192
     Venture capital investments.....................................      4,888          4,687
                                                                        --------       --------
                                                                           5,071          4,879
                                                                        --------       --------
Property, plant and equipment:
     Land and land improvements......................................     23,497         22,378
     Buildings.......................................................    126,384        121,480
     Machinery and equipment.........................................    204,978        197,194
     Construction in progress........................................      2,086          1,913
                                                                        --------       --------
                                                                         356,945        342,965
     Less -- accumulated depreciation................................    147,450        139,627
                                                                        --------       --------
                                                                         209,495        203,338
Deferred income tax benefit..........................................      6,549          6,463
Goodwill (net of amortization of $18,586 and $17,761)................    101,424         94,725
Other intangibles (net of amortization of $9,106 and $8,743).........     14,514         14,232
Other assets.........................................................      3,995          3,815
                                                                        --------       --------
Total assets.........................................................   $716,215       $669,076
                                                                        ========       ========

The accompanying notes are an integral part of these financials.

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1995            1994
                                                                       ---------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt.................................................   $106,067       $ 94,202
     Long-term debt -- current maturities............................        554            530
     Accounts payable................................................     34,937         35,719
     Accrued salaries, wages and other compensation..................     17,377         23,185
     Accrued taxes, other than income taxes..........................      6,633          5,643
     Accrued income taxes............................................     24,758         18,956
     Dividends payable...............................................      7,431          7,428
     Accrued pension and retirement benefits.........................      4,989          4,407
     Accrued insurance...............................................      6,819          6,595
     Accrued liabilities--other......................................     26,110         21,070
                                                                        --------       --------
Total current liabilities............................................    235,675        217,735
                                                                        --------       --------
Long-term liabilities:
     Long-term debt..................................................      2,801          2,694
     Capital lease obligations.......................................      2,496          2,189
     Retirement and postretirement obligations.......................     14,345         13,236
     Other...........................................................     11,359          9,862
                                                                        --------       --------
                                                                          31,001         27,981
                                                                        --------       --------
Stockholders' equity:
     Common stock, $.01 par value:...................................     46,117         45,128
            Authorized 100,000,000 shares; issued 35,362,750 shares
            at March 31, 1995 and 35,369,678 shares at December 31,
            1994
     Retained earnings...............................................    404,104        389,514
     Foreign currency translation adjustment.........................      1,974         (8,552)
     Investment valuation allowance..................................        (20)          (215)
     Adjustment for minimum pension liability........................     (2,636)        (2,515)
                                                                        --------       --------
Total stockholders' equity...........................................    449,539        423,360
                                                                        --------       --------
Total liabilities and stockholders' equity...........................   $716,215       $669,076
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

     The notes to the consolidated financial statements contained in Loctite Corporation's December 31, 1994 Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained herein.

NOTE 2 -- ACQUISITIONS

     During the first quarter of 1995, the Company acquired certain assets from its distributor in Sweden and merged this business with the Loctite Sweden AB subsidiary. The cost of this acquisition is not material to the Company for purposes of pro forma presentation.

NOTE 3 -- INCREASE IN AUTHORIZED SHARES

     On April 26, 1995, the shareholders of the Company approved an amendment to Article Four of the Certificate of Incorporation to increase the authorized number of shares of Common Stock of Loctite Corporation from 100,000,000 shares to 300,000,000 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND CHANGES IN FINANCIAL CONDITION

OPERATING RESULTS
QUARTER ENDED MARCH 31, 1995 VERSUS QUARTER ENDED MARCH 31, 1994

     Loctite management primarily measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer.

     Net sales for the quarters ended March 31, 1995 and March 31, 1994 were $196.8 million and $159.9 million, respectively. A summary (in millions) is as follows:

                                                          QUARTER     QUARTER                 LOCAL
                                                           ENDED       ENDED      DOLLAR     CURRENCY
                                                          3/31/95     3/31/94    % GROWTH    % GROWTH
                                                          -------     -------    --------    --------
SALES:
     North American Region.............................   $ 67.8      $ 64.3          6%          8%
     European Region...................................     83.4        62.6         33          21
     Asia/Pacific Region...............................     19.6        14.9         32          22
     Latin American Region.............................     22.9        15.4         49          50
     Luminescent Systems...............................      3.1         2.7         14          14
                                                          -------     -------      ----        ----
          TOTAL SALES..................................   $196.8      $159.9         23%         18%
                                                          -------     -------      ----        ----
                                                          -------     -------      ----        ----
Industrial Business:
     North American Region.............................   $ 40.2      $ 37.6          7%          9%
     European Region...................................     46.4        32.7         42          27
     Asia/Pacific Region...............................     17.4        13.2         33          23
     Latin American Region.............................      6.5         4.6         41          41
     Luminescent Systems...............................      3.1         2.7         14          14
                                                          -------     -------      ----        ----
          Total Industrial Business Sales..............   $113.6      $ 90.8         25%         20%
                                                          -------     -------      ----        ----
                                                          -------     -------      ----        ----
Automotive Aftermarket Business:
     North American Region.............................   $ 16.8      $ 16.8         --           2%
     European Region...................................     11.7        10.7         10%         (1)
     Asia/Pacific Region...............................      1.8         1.3         30          24
     Latin American Region.............................      3.0         2.2         33          36
                                                          -------     -------      ----        ----
          Total Automotive Aftermarket Business
            Sales......................................   $ 33.3      $ 31.0          7%          4%
                                                          -------     -------      ----        ----
                                                          -------     -------      ----        ----
Retail (Consumer) Business:
     North American Region.............................   $ 10.8      $  9.9          9%         10%
     European Region...................................     25.3        19.2         32          21
     Asia/Pacific Region...............................       .4          .4        n/m         n/m
     Latin American Region.............................     13.4         8.6         58          59
                                                          -------     -------      ----        ----
          Total Retail (Consumer) Business Sales.......   $ 49.9      $ 38.1         31%         26%
                                                          -------     -------      ----        ----
                                                          -------     -------      ----        ----

- ---------------

n/m = not meaningful.

Certain prior period amounts were reclassified between regions and businesses to conform with the 1995 presentation.

     Sales in the North American region increased by 8% in local currency and 6% in U.S. dollars, in comparison to the first quarter of 1994. The retail (consumer) business strong growth of 10% in local currency and 9% in U.S. dollars was the result of increased promotional activity. In the industrial business, volume increases in major product lines contributed to the growth of 9% in local currency and 7% in U.S. dollars. The automotive aftermarket continued as a slower growth area in North America. The sale of a small business, Loctite VSI, in 1994 had a slight effect on the quarterly results comparison.

     In the European region, local currency sales growth of 21% was enhanced to 33% in U.S. dollars as the exchange rate comparison continued to be favorable. The five major countries (France, Italy, U.K., Germany, and Spain) reported an average local sales growth of 17%. The Swedish distributor acquired in 1995 and the 1994 acquisitions discussed in the 1994 Annual Report on Form 10-K have contributed to the sales growth in the first quarter of 1995. Sales in the industrial market in the European region improved by 27% in local currencies and 42% in U.S. dollars as the Company began to benefit from a new structure and a re-emphasis on market focus. Additionally, sales in the retail (consumer) business grew by 21% in local currencies and 32% in U.S. dollars as a result of expanded advertising and sales efforts.

     The Asia/Pacific region's local currency sales gains of 22% were increased to 32% in U.S. dollars primarily due to the strength of the Japanese yen in relation to the U.S. dollar. All major countries (Japan, Australia, Korea, Singapore, and Malaysia) registered double digit sales growth in both local currency and U.S. dollars. Management's redirection of sales efforts contributed to volume increases in major product lines in both the industrial and automotive aftermarket business. This was the predominant factor in this region's sales growth.

     Latin American sales increased 49% in U.S. dollars compared to the first quarter of 1994. All major countries (Brazil, Venezuela, Costa Rica, Colombia, and Chile) reported double digit percentage growth. In Brazil, sales increases were experienced in all three businesses as buyers continued to react positively to the new Brazilian economic plan implemented during the second quarter of 1994. Significant volume increases were seen in major product lines throughout the industrial, automotive aftermarket and retail (consumer) businesses.

     Luminescent Systems' sales increased by 14% in U.S. dollars in comparison to the first quarter of 1994. This increase is the result of rising sales of aviation lighting and electrical components for the automotive industry.

     Gross margin increased from 61.2% of sales in the first quarter of 1994 to 62.4% in the first quarter of 1995. The mix in sales by business and geographic region is a contributing factor to this improvement. The improved margin percentages in the European, Pacific, and Latin American regions were partially offset by the decrease in the North American region.

     Operating expenses as a percentage to sales were 45% in the first quarter of 1995 and 44% in the first quarter of 1994. Of the total $18.1 million increase, marketing expenses increased by $14.0 million or 29% to support the increased sales volume, advertising campaigns principally in the U.K. and France, and the 18% increase in the sales and marketing headcount.

     Investment income for the quarter ended March 31, 1995 was $0.9 million lower than the respective prior year quarter due in large part to lower average deposit levels in foreign locations.

     Other income (expense) for the quarter ended March 31, 1995 improved by $1.1 million in relation to the corresponding prior year quarter due largely to the sale of a small operation, Canton Biomedical Division of Loctite VSI, Inc., which resulted in a $0.8 million pre-tax loss recorded during the first quarter of 1994.

     Foreign exchange loss improved by $2.1 million during the quarter ended March 31, 1995 versus the comparable prior year quarter due primarily to the new economic plan introduced in Brasil during the second quarter of 1994. The plan has had the effect of dramatically reducing rates of inflation and currency devaluation to approximately 2% per month during the first quarter of 1995 compared to rates of inflation and currency devaluation of approximately 40% per month during the first quarter of 1994.

     Income taxes, as a percentage of earnings before taxes, were 26% for the three month period ended March 31, 1995 and 25% for the comparable period ended March 31, 1994.

FINANCIAL CONDITION

     The decrease in cash and cash equivalents from $33.3 at December 31, 1994 to 23.8 million at March 31, 1995 and the related increase in short-term debt from $94.2 million at December 31, 1994 to $106.1 million at March 31, 1995 was primarily due to cash outflow for dividends paid, additions to property, plant and equipment, and acquisition of a Sweden distributor and installment payments on previous acquisitions, partially offset by cash provided by operating activities. For complete details of the change in cash and cash equivalents see the financial statement titled "Consolidated Statement of Cash Flows."

     Accounts and notes receivable increased by $19.1 million from December 31, 1994 to March 31, 1995. A portion of this increase is attributed to a $4.7 million foreign currency translation effect due to a comparatively weaker U.S. dollar at March 31, 1995 versus December 31, 1994. The largest increases were reported in Europe, resulting from increased sales activity.

     Goodwill increased from $94.7 million at December 31, 1994 to $101.4 million at March 31, 1995 primarily due to the acquisition of a Swedish distributor during the first quarter of 1995.

     The improvement in the foreign currency translation adjustment in stockholders' equity from a $8.6 million negative position at December 31, 1994 to a $2.0 million positive position at March 31, 1995, was due to the effect of a comparatively weaker U.S. dollar on the Company's net asset position at March 31 in its foreign subsidiaries.

ACQUISITIONS

     During the first quarter of 1995 the Company acquired certain assets from its distributor in Sweden and merged this business with its Loctite Sweden AB subsidiary. The cost of this acquisition was not material to the Company.

ENVIRONMENTAL MATTERS

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, and competitive position. As previously reported in its 1994 Annual Report on Form 10-K, the Company has been investigating a soil and groundwater contamination problem at its Newington, Connecticut facility which has probably resulted from the failure of an underground storage tank and/or prior waste handling practices by Company personnel, or by other prior or concurrent users of the site, and/or adjacent sites. The tank, which formerly held chlorinated solvents, has been removed. Consultants hired by the Company have been working closely with officials of the Connecticut Department of Environmental Protection ("DEP") to identify the exact source(s) of the contamination and its/their parameters. The Company spent approximately $0.2 million in 1993 and approximately $0.5 million in 1994 in continuing subsurface investigation and is nearing the completion of the investigative phase of the work at this site. The Company expects to spend approximately $0.9 million in 1995 to implement a site remediation plan developed by the Company's environmental consultants and for additional professional consulting services related thereto, including additional investigative work, on-going operation and maintenance of equipment, and initial monitoring costs.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (27) Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter -- None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LOCTITE CORPORATION
                                           (Registrant)

Date: May 12, 1995                          By: /s/ DAVID FREEMAN
                                            ---------------------------------------------
                                                    David Freeman
                                                     President and Chief Executive Officer

Date: May 12, 1995                          By: /s/ ROBERT L. ALLER
                                            ---------------------------------------------
                                                    Robert L. Aller, Senior Vice President
                                                and
                                                     Chief Financial Officer
                                                     (Principal Financial and Accounting
                                                     Officer)