Form 10-Q
period 1995-06-30
LOCTITE CORP
filed 1995-08-11
CIK 60041

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 1-7608

                              LOCTITE CORPORATION
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                06-0701067
                  (State or other                         (I.R.S. Employer
                    jurisdiction
                of incorporation or                      Identification No.)
                    organization)

               10 COLUMBUS BOULEVARD, HARTFORD, CONNECTICUT 06106
          (Address of principal executive offices, including zip code)

                                 (203) 520-5000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of June 30, 1995, was 35,369,675, $.01 par value.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     [This page intentionally left blank.]

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I.               FINANCIAL INFORMATION
         Item 1.      Financial Statements
                      Consolidated Statement of Earnings and Retained Earnings for
                        the quarters ended June 30, 1995 and 1994, and the six-month
                        periods ended June 30, 1995 and 1994........................         2
                      Consolidated Statement of Cash Flows for the six-month periods
                        ended June 30, 1995 and 1994................................         3
                      Consolidated Balance Sheet at June 30, 1995 and December 31,
                        1994........................................................       4-5
                      Notes to Consolidated Financial Statements....................         6
         Item 2.      Management's Discussion and Analysis of Results of Operations
                        and Changes in Financial Condition..........................      7-11
PART II.              OTHER INFORMATION
         Item 4.      Submission of Matters to a Vote of Security Holders...........        12
         Item 6.      Listing of Exhibits and Reports on Form 8-K...................        12
         Signatures.................................................................        13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LOCTITE CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                             AND RETAINED EARNINGS

(Unaudited)
(amounts in thousands, except per share amounts)

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                ----------------------     ----------------------
                                                  1995          1994         1995          1994
                                                --------      --------     --------      --------
Net sales.....................................  $201,161      $177,808     $397,958      $337,690
Cost of sales.................................    75,214        69,145      149,146       131,220
                                                --------      --------     --------      --------
Gross margin..................................   125,947       108,663      248,812       206,470
                                                --------      --------     --------      --------
Research & development expense................     7,540         6,892       14,723        13,451
Selling, general and administrative
  expenses....................................    86,321        72,566      167,795       136,603
                                                --------      --------     --------      --------
                                                  93,861        79,458      182,518       150,054
                                                --------      --------     --------      --------
Earnings from operations......................    32,086        29,205       66,294        56,416
Investment income.............................     1,581         1,191        2,852         3,409
Interest expense..............................    (2,103)       (1,473)      (3,847)       (2,880)
Other income (expense)........................       171          (134)         345        (1,068)
Foreign exchange gain (loss)..................       410        (1,851)        (202)       (4,533)
                                                --------      --------     --------      --------
Earnings before income taxes..................    32,145        26,938       65,442        51,344
Provisions for income taxes...................     8,031         6,734       16,688        12,836
                                                --------      --------     --------      --------
Net earnings..................................  $ 24,114      $ 20,204       48,754        38,508
                                                ========      ========
Retained earnings, beginning of period........                              389,514       342,441
Less:
Cash dividends declared (1995 -- $.46
  and 1994 -- $.40)...........................                               16,277        14,156
Stock repurchases.............................                                4,164         4,351
                                                                           --------      --------
Retained earnings, end of period..............                             $417,827      $362,442
                                                                           ========      ========
Earnings per share............................  $   0.68      $   0.57     $   1.38      $   1.09
                                                ========      ========     ========      ========
Average number of shares outstanding..........    35,370        35,378       35,370        35,376
                                                ========      ========     ========      ========

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(dollars in thousands)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            1995        1994
                                                                           ------      -------
Cash flows from operating activities:
  Net earnings...........................................................  $48,754     $38,508
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.......................................   16,062      13,917
     Deferred income taxes...............................................      245         429
     (Gain) loss on sale of fixed assets.................................     (297)        750
     Provision for losses -- accounts receivable.........................    1,379       1,282
     Undistributed earnings of affiliates................................      (82)         (2)
  Change in:
     Trade and other receivables.........................................  (22,327)    (16,567)
     Inventory...........................................................  (10,796)        810
     Prepaid and other current assets....................................   (5,188)        220
     Accounts payable and accrued expenses...............................  (13,693)    (10,184)
     Interest payable....................................................      232        (355)
     Taxes payable.......................................................     (358)     (6,463)
  Other..................................................................      371       4,403
                                                                           -------     -------
Cash provided by operating activities....................................   14,302      26,748
                                                                           -------     -------
Cash flows from investing activities:
  Additions to property, plant and equipment.............................  (14,867)    (24,463)
  Dispositions of property, plant and equipment..........................      588         438
  Goodwill & intangible portion of acquisitions..........................   (5,823)    (14,943)
  (Increase) decrease in short-term investments..........................   (9,707)     16,028
  Decrease in long-term investments......................................      537         221
                                                                           -------     -------
Cash used in investing activities........................................  (29,272)    (22,719)
                                                                           -------     -------
Cash flows from financing activities:
  Stock repurchases......................................................   (3,696)     (4,289)
  Issuances of common stock..............................................    2,281       3,077
  Dividends paid.........................................................  (14,858)    (14,156)
  Increase (decrease) in short-term debt.................................   19,278      (7,345)
  Decrease in long-term debt.............................................     (221)        (97)
  Payments under capital lease obligations...............................     (924)       (353)
                                                                           -------     -------
Cash provided by (used in) financing activities..........................    1,860     (23,163)
                                                                           -------     -------
Effect of exchange rate changes on cash..................................      661          28
                                                                           -------     -------
Decrease in cash and cash equivalents....................................  (12,449)    (19,106)
Cash and cash equivalents:
  Beginning of period....................................................   33,264      44,552
                                                                           -------     -------
  End of period..........................................................  $20,815     $25,446
                                                                           =======     =======
Interest paid............................................................  $ 3,488     $ 3,741
Taxes paid (net of refunds)..............................................  $18,855     $17,840

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                           CONSOLIDATED BALANCE SHEET

(Unaudited)
(dollars in thousands)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1995           1994
                                                                       --------     ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents..........................................  $ 20,815       $ 33,264
  Time and certificates of deposit...................................    46,422         34,594
  Marketable securities..............................................       267             96
  Accounts and notes receivable (less allowances of $6,767 and
     $5,811).........................................................   163,674        139,093
  Other receivables..................................................    19,813         14,577
  Inventories:
     Finished goods..................................................    57,110         49,824
     Work in process.................................................    25,550         22,463
     Raw materials...................................................    25,781         22,585
                                                                       --------       --------
                                                                        108,441         94,872
  Deferred income tax benefit........................................    13,664         13,978
  Prepaid expenses and other current assets..........................    16,789         11,150
                                                                       --------       --------
Total current assets.................................................   389,885        341,624
                                                                       --------       --------
Investments:
  Marketable securities and other long-term investments..............       181            192
  Venture capital investments........................................     4,160          4,687
                                                                       --------       --------
                                                                          4,341          4,879
                                                                       --------       --------
Property, plant and equipment:
  Land and land improvements.........................................    23,768         22,378
  Buildings..........................................................   127,213        121,480
  Machinery and equipment............................................   210,792        197,194
  Construction in progress...........................................     3,605          1,913
                                                                       --------       --------
                                                                        365,378        342,965
  Less -- accumulated depreciation...................................   152,920        139,627
                                                                       --------       --------
                                                                        212,458        203,338
Deferred income tax benefit..........................................     6,575          6,463
Goodwill (net of amortization of $19,463 and $17,761)................   101,156         94,725
Other intangibles (net of amortization of $9,829 and $8,743).........    14,622         14,232
Other assets.........................................................     4,331          3,815
                                                                       --------       --------
Total assets.........................................................  $733,368       $669,076
                                                                       ========       ========

        The accompanying notes are an integral part of these statements.

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1995           1994
                                                                       --------     ------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt....................................................  $113,888       $ 94,202
  Long-term debt -- current maturities...............................       574            530
  Accounts payable...................................................    36,068         35,719
  Accrued salaries, wages and other compensation.....................    19,852         23,185
  Accrued taxes, other than income taxes.............................     9,039          5,643
  Accrued income taxes...............................................    15,951         18,956
  Dividends payable..................................................     8,847          7,428
  Accrued pension and retirement benefits............................     5,037          4,407
  Accrued insurance..................................................     7,241          6,595
  Accrued liabilities -- other.......................................    21,939         21,070
                                                                       --------       --------
Total current liabilities............................................   238,436        217,735
                                                                       --------       --------
Long-term liabilities:
  Long-term debt.....................................................     2,717          2,694
  Capital lease obligations..........................................     2,290          2,189
  Retirement and postretirement obligations..........................    14,982         13,236
  Other..............................................................     9,833          9,862
                                                                       --------       --------
                                                                         29,822         27,981
                                                                       --------       --------

Stockholders' equity:
  Common stock, $.01 par value:......................................    47,279         45,128
    Authorized 300,000,000 shares; issued 35,369,675 shares at
     June 30, 1995 and 35,369,678 shares at December 31, 1994
  Retained earnings..................................................   417,827        389,514
  Foreign currency translation adjustment............................     2,649         (8,552)
  Investment valuation allowance.....................................        (9)          (215)
  Adjustment for minimum pension liability...........................    (2,636)        (2,515)
                                                                       --------       --------
Total stockholders' equity...........................................   465,110        423,360
                                                                       --------       --------
Total liabilities and stockholders' equity...........................  $733,368       $669,076
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

NOTE 2 -- ACQUISITIONS

     During the first quarter of 1995, the Company acquired certain assets from its distributor in Sweden and merged this business with the Loctite Sweden AB subsidiary. In April 1995, the Company acquired certain assets from its distributor in Hong Kong and merged this business with the newly-created Loctite Hong Kong Ltd. subsidiary. The cost of these acquisitions is not material to the Company for purposes of pro forma presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             CHANGES IN FINANCIAL CONDITION

OPERATING RESULTS
QUARTER ENDED JUNE 30, 1995 VERSUS QUARTER ENDED JUNE 30, 1994

     Loctite management primarily measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer.

     Net sales for the quarters ended June 30, 1995 and June 30, 1994 were $201.2 million and $177.8 million, respectively. A summary (in millions) is as follows:

                                                    QUARTER     QUARTER                     LOCAL
                                                     ENDED       ENDED       DOLLAR       CURRENCY
                                                    6/30/95     6/30/94     % GROWTH      % GROWTH
                                                    -------     -------     ---------     ---------
SALES:
  North American Region...........................  $  74.6     $  76.7         (3)%          (2)%
  European Region.................................     81.5        65.7         24            13
  Asia/Pacific Region.............................     23.5        18.3         28            15
  Latin American Region...........................     18.8        14.3         31            31
  Luminescent Systems.............................      2.8         2.8        n/m           n/m
                                                     ------      ------      -----         -----
     TOTAL SALES..................................  $ 201.2     $ 177.8         13%            9%
                                                     ======      ======      =====         =====
Industrial Business:
  North American Region...........................  $  41.3     $  40.3          3%            4%
  European Region.................................     44.4        33.7         32            19
  Asia/Pacific Region.............................     21.3        16.1         32            17
  Latin American Region...........................      6.5         4.7         37            37
  Luminescent Systems.............................      2.8         2.8        n/m           n/m
                                                     ------      ------      -----         -----
     Total Industrial Business Sales..............  $ 116.3     $  97.6         19%           13%
                                                     ======      ======      =====         =====
Automotive Aftermarket Business:
  North American Region...........................  $  21.7     $  23.2         (7)%          (6)%
  European Region.................................     12.3        11.3          9            (2)
  Asia/Pacific Region.............................      1.8         1.8        n/m           n/m
  Latin American Region...........................      2.5         2.2         20            21
                                                     ------      ------      -----         -----
     Total Automotive Aftermarket Business
       Sales......................................  $  38.3     $  38.5         (1)%          (3)%
                                                     ======      ======      =====         =====
Retail (Consumer) Business:
  North American Region...........................  $  11.6     $  13.2        (12)%         (12)%
  European Region.................................     24.8        20.7         20            12
  Asia/Pacific Region.............................       .4          .4        n/m           n/m
  Latin American Region...........................      9.8         7.4         30            31
                                                     ------      ------      -----         -----
     Total Retail (Consumer) Business Sales.......  $  46.6     $  41.7         11%            8%
                                                     ======      ======      =====         =====

n/m = not meaningful.

Certain prior period amounts were reclassified between regions and businesses to conform with the 1995 presentation.
- ---------------

     Sales in the North American region decreased by 2% in local currencies and 3% in U.S. dollars, in comparison to the second quarter of 1994. In the industrial business, slight volume increases in major product lines contributed to the growth of 4% in local currencies and 3% in U.S. dollars which occurred in a slower economic climate in comparison to the corresponding prior year quarter. The sale of a small business, Loctite

VSI, in 1994 had an effect on the quarterly comparison. The industrial business growth excluding Loctite VSI results was 9% in local currencies and 7% in U.S. dollars. This growth was offset by decreases in the automotive aftermarket and retail (consumer) businesses. The sluggish economic climate in this region has continued to affect these businesses.

     In the European region, local currency sales growth of 13% was enhanced to 24% in U.S. dollars as the exchange rate comparison continued to be favorable. The five major countries (France, Italy, U.K., Germany, and Spain) reported an average local sales growth of 8%. The Swedish distributor acquired in 1995 and the 1994 acquisitions of distributors in Denmark, Finland, and Turkey as discussed in the 1994 Annual Report on Form 10-K have also contributed to the sales growth in the second quarter of 1995. Sales in the industrial business in the European region improved by 19% in local currencies and 32% in U.S. dollars as the region continues to benefit from a new sales and marketing structure and a re-emphasis on market focus. Sales in the retail (consumer) business grew by 12% in local currencies and 20% in U.S. dollars as a result of advertising and sales efforts which included substantial advertising campaigns in France, Italy, and Spain during the second quarter of 1995.

     The Asia/Pacific region's local currency sales gains of 15% were increased to 28% in U.S. dollars primarily due to the strength of the Japanese yen in relation to the U.S. dollar. The major countries (Japan, Australia, Korea, Malaysia, and Singapore) reported an average local sales growth of 9%. Australian growth was minimal in comparison to the corresponding prior year quarter due to a locally sluggish economy. The Hong Kong distributor acquired in April of 1995 has also contributed to the sales growth in the second quarter of 1995. Sales in the industrial business improved by 17% in local currencies and 32% in U.S. dollars as management's redirection of sales efforts contributed to volume increases in major industrial product lines.

     Latin American sales increased 31% in U.S. dollars compared to the second quarter of 1994. All major countries (Brazil, Venezuela, Colombia, Costa Rica, and Chile) reported double digit percentage growth. In Brazil, sales increases were experienced in all three businesses as buyers continued to react positively to the new Brazilian economic plan implemented during the second quarter of 1994. Significant volume increases were seen in major product lines throughout the industrial, automotive aftermarket and retail (consumer) businesses.

     Luminescent Systems' sales were flat for the quarter compared to the second quarter of 1994.

     Gross margin improved from 61.1% of sales in the second quarter of 1994 to 62.6% in the second quarter of 1995. The mix in sales by business and geographic region is a contributing factor to this improvement. The improved percentage margins in the European region, Pacific region, Latin American region, and Luminescent Systems were partially offset by the decrease in the North American region.

     Operating expenses as a percentage to sales were 47% in the second quarter of 1995 compared to 45% in the second quarter of 1994. Of the total $14.4 million increase, marketing expenses increased by $13.3 million or 24% to support the increased sales volume, advertising campaigns principally in the U.S., France, Italy, Brazil, and Spain, and an 18% increase in the sales and marketing headcount.

     Interest expense increased by $0.6 million during the quarter ended June 30, 1995 compared to the respective prior year quarter due largely to the capitalization of certain interest costs in 1994 relative to the construction of the Rocky Hill, Connecticut and Solon, Ohio facilities and to higher average interest rates on short-term borrowings in the U.S.

     Foreign exchange gain(loss) improved by $2.3 million during the quarter ended June 30, 1995 versus the comparable prior year quarter due primarily to the economic plan introduced in Brazil during the second quarter of 1994. The plan has had the effect of dramatically reducing rates of inflation and currency devaluation to approximately 2% per month during the second quarter of 1995 compared to rates of inflation and currency devaluation of approximately 40% per month during the second quarter of 1994.

     Income taxes, as a percentage of earnings before taxes, were 25% for the comparable three month periods ended June 30, 1995 and 1994.

SIX MONTHS ENDED JUNE 30, 1995 VERSUS SIX MONTHS ENDED JUNE 30, 1994

     Net sales for the six months ended June 30, 1995 and June 30, 1994 were $398.0 million and $337.7 million, respectively. A summary (in millions) is as follows:

                                                  SIX MONTHS     SIX MONTHS                   LOCAL
                                                    ENDED          ENDED         DOLLAR      CURRENCY
                                                   6/30/95        6/30/94       % GROWTH     % GROWTH
                                                  ----------     ----------     --------     --------
SALES:
  North American Region.........................    $142.4         $141.0            1%           2%
  European Region...............................     164.9          128.3           29           17
  Asia/Pacific Region...........................      43.1           33.2           30           18
  Latin American Region.........................      41.7           29.7           40           41
  Luminescent Systems...........................       5.9            5.5            8            8
                                                    ------         ------          ---          ---
     TOTAL SALES................................    $398.0         $337.7           18%          13%
                                                    ======         ======          ===          ===
Industrial Business:
  North American Region.........................    $ 81.5         $ 77.9            5%           7%
  European Region...............................      90.8           66.4           37           23
  Asia/Pacific Region...........................      38.7           29.3           32           20
  Latin American Region.........................      13.0            9.3           39           39
  Luminescent Systems...........................       5.9            5.5            8            8
                                                    ------         ------          ---          ---
     Total Industrial Business Sales............    $229.9         $188.4           22%          16%
                                                    ======         ======          ===          ===
Automotive Aftermarket Business:
  North American Region.........................    $ 38.5         $ 40.0           (4)%         (3)%
  European Region...............................      24.0           22.0            9          (2)
  Asia/Pacific Region...........................       3.6            3.1           16           11
  Latin American Region.........................       5.5            4.4           27           28
                                                    ------         ------          ---          ---
     Total Automotive Aftermarket Business
       Sales....................................    $ 71.6         $ 69.5            3%           -%
                                                    ======         ======          ===          ===
Retail (Consumer) Business:
  North American Region.........................    $ 22.4         $ 23.1           (3)%         (3)%
  European Region...............................      50.1           39.9           26           17
  Asia/Pacific Region...........................        .8             .8          n/m          n/m
  Latin American Region.........................      23.2           16.0           45           46
                                                    ------         ------          ---          ---
     Total Retail (Consumer) Business Sales.....    $ 96.5         $ 79.8           21%          16%
                                                    ======         ======          ===          ===

n/m = not meaningful.

Certain prior period amounts were reclassified between regions and businesses to conform with the 1995 presentation.
- ---------------

     Sales in the North American region increased by 2% in local currencies and 1% in U.S. dollars for the first six months of 1995 compared to the first six months of 1994. In the industrial business, volume increases in major product lines contributed to the growth of 7% in local currencies and 5% in U.S. dollars. The sale of a small business, Loctite VSI, in 1994 had an effect on the six month period comparison. The industrial business growth excluding Loctite VSI results was 13% in local currencies and 11% in U.S. dollars. This growth was reduced by decreases in the automotive aftermarket and retail (consumer) businesses of 4% and 3% (U.S. dollars), respectively. The sluggish economic climate in this region has continued to affect these businesses.

     In the European region, local currency sales growth of 17% was enhanced to 29% as the exchange rate comparison continued to be favorable. The five major countries (France, Italy, U.K., Germany, and Spain) reported an average local sales growth of 12%. The Swedish distributor acquired in 1995 and the 1994 acquisitions of distributors in Denmark, Finland, and Turkey as discussed in the 1994 Annual Report on Form 10-K have also contributed to the sales growth in the first six months of 1995. Sales in the industrial business in the European region improved by 23% in local currencies and 37% in U.S. dollars as the region continues to benefit from a new sales and marketing structure and a re-emphasis on market focus. Additionally, sales in the retail (consumer) business grew by 17% in local currencies and 26% in U.S. dollars as a result of expanded advertising and sales efforts.

     The Asia/Pacific region's local currency sales gains of 18% were increased to 30% in U.S. dollars primarily due to the strength of the Japanese yen in relation to the U.S. dollar. The major countries (Japan, Australia, Korea, Malaysia, and Singapore) reported an average local sales growth of 14%. The acquisition of a Hong Kong distributor in April 1995 also contributed to the region's local currency sales growth. Management's redirection of sales efforts contributed to volume increases in major product lines in the industrial business.

     Latin American sales increased 40% in U.S. dollars compared to the first six months of 1994. All major countries (Brazil, Venezuela, Colombia, Costa Rica, and Chile) reported double digit percentage growth. In Brazil, sales increases were experienced in all three businesses as buyers continued to react positively to the new Brazilian economic plan implemented during the second quarter of 1994. Significant volume increases were seen in major product lines throughout the industrial, automotive aftermarket and retail (consumer) businesses.

     Luminescent Systems' sales increased by 8% in U.S. dollars in comparison to the first six months of 1994. This increase is the result of rising sales of aviation lighting and electrical components for the automotive industry.

     Gross margin increased from 61.1% of sales in the first six months of 1994 to 62.5% in the first six months of 1995. The mix in sales by business and geographic region is a contributing factor to this improvement. The major influence was an increase in the European region's margin, and to a lesser degree increases in the Asia/Pacific and Latin American regions, caused by improved mix in sales by business.

     Operating expenses as a percentage to sales were 46% in the first six months of 1995 and 44% in the first six months of 1994. Of the total $32.5 million increase, marketing expenses increased by $27.2 million or 27% to support the increased sales volume, substantial advertising campaigns in the U.S., U.K. France, Italy, Brazil, and Spain, and an 18% increase in the sales and marketing headcount.

     Interest expense increased by $1.0 million during the six month period ended June 30, 1995 compared to the corresponding prior year period due primarily to the capitalization of certain interest costs in 1994 relative to the construction of the Rocky Hill, Connecticut and Solon, Ohio facilities.

     Other income (expense) for the six months ended June 30, 1995 improved by $1.4 million over the comparable prior year period due largely to the sale of a small operation, Canton Biomedical Division of Loctite VSI, Inc., which resulted in a $0.8 million loss recorded during the first quarter of 1994.

     Foreign exchange loss improved by $4.3 million during the six month period ended June 30, 1995 versus the comparable prior year period due primarily to the economic plan introduced in Brazil during the second quarter of 1994. The plan has had the effect of dramatically reducing rates of inflation and currency devaluation to approximately 2% per month during the first six months of 1995 compared to rates of inflation and currency devaluation of approximately 40% per month during the corresponding period of 1994.

     Income taxes, as a percentage of earnings before taxes, were 25.5% for the six month period ended June 30, 1995 and 25% for the comparable period ended June 30, 1994.

FINANCIAL CONDITION

     The decrease in cash and cash equivalents from $33.3 million at December 31, 1994 to $20.8 million at June 30, 1995 and the related increase in short-term debt from $94.2 million at December 31, 1994 to $113.9 million at June 30, 1995 was primarily due to cash outflow for additions to property, plant and equipment, dividends paid, acquisitions of Swedish and Hong Kong distributors, and installment payments on previous acquisitions, partially offset by cash provided by operating activities. Additionally, $9.7 million in funds were invested by the Company in time and certificates of deposit during the period. For complete details of the change in cash and cash equivalents see the financial statement titled "Consolidated Statement of Cash Flows."

     Accounts and notes receivable increased by $24.6 million from December 31, 1994 to June 30, 1995. A portion of this increase is attributed to a $5.3 million foreign currency translation effect due to a comparatively weaker U.S. dollar at June 30, 1995 versus December 31, 1994. The largest increases were reported in Europe, resulting from increased sales activity.

     Goodwill increased from $94.7 million at December 31, 1994 to $101.2 million at June 30, 1995 primarily due to the acquisition of a Swedish distributor during the first quarter of 1995 and a Hong Kong distributor in the second quarter of 1995.

     The improvement in the foreign currency translation adjustment in stockholders' equity from a $8.6 million negative position at December 31, 1994 to a $2.6 million positive position at June 30, 1995, was due to the effect of a comparatively weaker U.S. dollar on the Company's net asset position at June 30 in its foreign subsidiaries.

ACQUISITIONS

     During the first quarter of 1995 the Company acquired certain assets from its distributor in Sweden and merged this business with its Loctite Sweden AB subsidiary. In April 1995, the Company acquired certain assets from its distributor in Hong Kong and merged this business with the newly-created Loctite Hong Kong Ltd. subsidiary. The cost of these acquisitions is not material to the Company.

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

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On April 26, 1995, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect eleven directors to hold office until the next Annual Meeting and until their successors are elected and qualified; to consider and act upon a proposal to increase the authorized number of shares of Common Stock of Loctite Corporation from 100,000,000 shares to 300,000,000 shares; and to confirm the appointment of the Company's independent accountants for the current fiscal year.

     (b) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter.

          1. Eleven directors were elected to hold office until the next Annual Meeting and until their successors are elected and qualified. A list of such directors, including the votes for, withheld, abstentions, and broker non-votes, is set forth below:

                                                             VOTES                        BROKER
                                                FOR         WITHHELD     ABSTENTIONS     NON-VOTES
                                             ----------     --------     -----------     ---------
    Robert E. Ix                             31,416,757      272,582         n/a            n/a
    Frederick B. Krieble                     31,410,270      279,069
    Kenneth W. Butterworth                   31,414,292      275,047
    Dr. Roman Dohr                           31,403,388      285,951
    Dr. Jurgen Manchot                       31,413,663      275,676
    Stephen J. Trachtenberg                  31,413,854      275,485
    Wallace Barnes                           31,414,837      274,502
    David Freeman                            31,414,484      274,855
    Peter C. Browning                        31,387,057      302,282
    Stephen F. Page                          31,405,772      283,567
    Christoph Henkel                         31,410,703      278,636

          2. The proposal to amend Article Fourth of the Certificate of Incorporation to increase the authorized number of shares of Common Stock of Loctite Corporation from 100,000,000 shares to 300,000,000 shares was approved. There were 27,366,110 votes cast for the proposal; 4,180,622 votes against the proposal; 77,696 abstentions; and 64,911 broker non-votes.

          3. The appointment of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year was confirmed. There were 31,616,454 votes cast for the proposal; 39,398 votes against the proposal; 33,487 abstentions; and no broker non-votes.

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

                                          LOCTITE CORPORATION
                                          (Registrant)

Date: August 11, 1995                     By: /s/  DAVID FREEMAN

                                          --------------------------------------
                                              David Freeman
                                              President and Chief Executive
                                              Officer

Date: August 11, 1995                     By: /s/  ROBERT L. ALLER

                                          --------------------------------------
                                              Robert L. Aller
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                EXHIBIT INDEX
                                -------------


                    Exhibit 27     Financial Data Schedule