Form 10-Q
period 1995-09-30
LOCTITE CORP
filed 1995-11-13
CIK 60041

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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
                  (State or other                         (I.R.S. Employer
                    jurisdiction                         Identification No.)
                of incorporation or
                    organization)

               10 COLUMBUS BOULEVARD, HARTFORD, CONNECTICUT 06106
          (Address of principal executive offices, including zip code)

                                 (860) 520-5000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of September 30, 1995, was 34,838,799, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     [This page intentionally left blank.]

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I.
                     FINANCIAL INFORMATION
         Item 1.     Financial Statements
                     Consolidated Statement of Earnings and Retained Earnings for
                       the quarters ended September 30, 1995 and 1994, and the
                       nine-month periods ended September 30, 1995 and 1994.........          2
                     Consolidated Statement of Cash Flows for the nine-month periods
                       ended September 30, 1995 and 1994............................          3
                     Consolidated Balance Sheet at September 30, 1995 and
                     December 31, 1994..............................................        4-5
                     Notes to Consolidated Financial Statements.....................          6
         Item 2.     Management's Discussion and Analysis of Results of Operations
                       and Changes in Financial Condition...........................       7-12
PART II.
                     OTHER INFORMATION
         Item 6.     Listing of Exhibits and Reports on Form 8-K....................         13
         Signatures.................................................................
                                                                                             14

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LOCTITE CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                             AND RETAINED EARNINGS

(Unaudited)
(amounts in thousands, except per share amounts)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                    1995         1994         1995         1994
                                                  ---------------------     ---------------------
Net sales.......................................  $195,751     $183,344     $593,709     $521,034
Cost of sales...................................    76,939       71,370      226,085      202,590
                                                  --------     --------     --------     --------
Gross margin....................................   118,812      111,974      367,624      318,444
                                                  --------     --------     --------     --------
Research & development expense..................     7,604        6,971       22,327       20,422
Selling, general and administrative expenses....    86,282       74,212      254,077      210,815
                                                  --------     --------     --------     --------
                                                    93,886       81,183      276,404      231,237
                                                  --------     --------     --------     --------
Earnings from operations........................    24,926       30,791       91,220       87,207
Investment income...............................     1,488        1,172        4,340        4,581
Interest expense................................    (2,011)      (1,505)      (5,858)      (4,385)
Other income (expense)..........................      (198)        (641)         147       (1,709)
Foreign exchange gain (loss)....................        --          356         (202)      (4,177)
                                                  --------     --------     --------     --------
Earnings before income taxes....................    24,205       30,173       89,647       81,517
Provisions for income taxes.....................     4,827        7,543       21,515       20,379
                                                  --------     --------     --------     --------
Net earnings....................................  $ 19,378     $ 22,630       68,132       61,138
                                                  ========     ========
Retained earnings, beginning of period..........                             389,514      342,441
Less:
Cash dividends declared (1995 -- $.71 and
  1994 -- $.61).................................                              25,120       21,586
Stock repurchases...............................                              30,729        6,172
                                                                            --------     --------
Retained earnings, end of period................                            $401,797     $375,821
                                                                            ========     ========
Earnings per share..............................  $   0.55     $   0.64     $   1.93     $   1.73
                                                  ========     ========     ========     ========
Average number of shares outstanding............    35,237       35,368       35,317       35,375
                                                  ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(dollars in thousands)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           1995         1994
                                                                         ---------------------
Cash flows from operating activities:
  Net earnings.........................................................  $ 68,132     $ 61,138
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.....................................    23,318       20,921
     Deferred income taxes.............................................       101       (1,499)
     (Gain) loss on sale of fixed assets...............................      (245)       1,019
     Provision for losses -- accounts receivable.......................     1,489        1,835
     Undistributed (earnings) losses of affiliates.....................       (93)          11
  Change in:
     Trade and other receivables.......................................   (19,140)     (21,446)
     Inventory.........................................................    (6,192)      (4,900)
     Prepaid and other current assets..................................    (3,575)       1,164
     Accounts payable and accrued expenses.............................    (8,476)       1,067
     Interest payable..................................................       410         (680)
     Taxes payable.....................................................    (2,940)        (463)
  Other................................................................     5,816        3,967
                                                                          -------      -------
Cash provided by operating activities..................................    58,605       62,134
                                                                          -------      -------
Cash flows from investing activities:
  Additions to property, plant and equipment...........................   (23,625)     (38,935)
  Dispositions of property, plant and equipment........................       685          230
  Goodwill & intangible portion of acquisitions........................    (7,473)     (16,471)
  Decrease in short-term investments...................................     4,278       12,641
  Decrease (increase) in long-term investments.........................       572          (74)
                                                                          -------      -------
Cash used in investing activities......................................   (25,563)     (42,609)
                                                                          -------      -------
Cash flows from financing activities:
  Stock repurchases....................................................   (18,185)      (7,104)
  Issuances of common stock............................................     3,407        3,986
  Dividends paid.......................................................   (23,706)     (21,235)
  Increase (decrease) in short-term debt...............................    11,163      (10,535)
  Decrease in long-term debt...........................................      (328)        (179)
  Payments under capital lease obligations.............................    (1,143)        (572)
                                                                          -------      -------
Cash used in financing activities......................................   (28,792)     (35,639)
                                                                          -------      -------
Effect of exchange rate changes on cash................................        10         (213)
                                                                          -------      -------
Increase (decrease) in cash and cash equivalents.......................     4,260      (16,327)
Cash and cash equivalents:
  Beginning of period..................................................    33,264       44,552
                                                                          -------      -------
  End of period........................................................  $ 37,524     $ 28,225
                                                                          =======      =======
Interest paid..........................................................  $  5,242     $  7,047
Taxes paid (net of refunds)............................................  $ 25,949     $ 22,268

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                           CONSOLIDATED BALANCE SHEET

(Unaudited)
(dollars in thousands)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1995              1994
                                                                     -------------     ------------
                              ASSETS
Current assets:
  Cash and cash equivalents........................................     $ 37,524         $ 33,264
  Time and certificates of deposit.................................       31,789           34,594
  Marketable securities............................................          115               96
  Accounts and notes receivable (less allowances of $6,868 and
     $5,811).......................................................      157,693          139,093
  Other receivables................................................       19,048           14,577
  Inventories:
     Finished goods................................................       55,307           49,824
     Work in process...............................................       23,267           22,463
     Raw materials.................................................       24,103           22,585
                                                                         -------          -------
                                                                         102,677           94,872
  Deferred income tax benefit......................................       12,534           13,978
  Prepaid expenses and other current assets........................       14,932           11,150
                                                                         -------          -------
Total current assets...............................................      376,312          341,624
                                                                         -------          -------
Investments:
  Marketable securities and other long-term investments............          179              192
  Venture capital investments......................................        4,129            4,687
                                                                         -------          -------
                                                                           4,308            4,879
                                                                         -------          -------
Property, plant and equipment:
  Land and land improvements.......................................       22,732           22,378
  Buildings........................................................      125,795          121,480
  Machinery and equipment..........................................      214,833          197,194
  Construction in progress.........................................        3,830            1,913
                                                                         -------          -------
                                                                         367,190          342,965
  Less -- accumulated depreciation.................................      157,011          139,627
                                                                         -------          -------
                                                                         210,179          203,338
Deferred income tax benefit........................................        7,805            6,463
Goodwill (net of amortization of $20,331 and $17,761)..............      101,076           94,725
Other intangibles (net of amortization of $10,895 and $8,743)......       14,104           14,232
Other assets.......................................................        4,497            3,815
                                                                         -------          -------
Total assets.......................................................     $718,281         $669,076
                                                                         =======          =======

        The accompanying notes are an integral part of these statements.

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1995              1994
                                                                     -------------     ------------
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt..................................................     $105,690         $ 94,202
  Long-term debt -- current maturities.............................          534              530
  Accounts payable.................................................       34,126           35,719
  Accrued salaries, wages and other compensation...................       24,694           23,185
  Accrued taxes, other than income taxes...........................        8,358            5,643
  Accrued income taxes.............................................       13,827           18,956
  Dividends payable................................................        8,842            7,428
  Accrued pension and retirement benefits..........................        5,062            4,407
  Accrued insurance................................................        7,030            6,595
  Accrued liabilities -- other.....................................       31,636           21,070
                                                                         -------          -------
Total current liabilities..........................................      239,799          217,735
                                                                         -------          -------
Long-term liabilities:
  Long-term debt...................................................        2,395            2,694
  Capital lease obligations........................................        2,046            2,189
  Retirement and postretirement obligations........................       15,414           13,236
  Other............................................................       12,419            9,862
                                                                         -------          -------
                                                                          32,274           27,981
                                                                         -------          -------
Stockholders' equity:
  Common stock, $.01 par value:....................................       47,567           45,128
     Authorized 300,000,000 shares; issued 34,838,799 shares at
      September 30, 1995 and 35,369,678 shares at December 31, 1994
  Retained earnings................................................      401,797          389,514
  Foreign currency translation adjustment..........................         (510)          (8,552)
  Investment valuation allowance...................................          (10)            (215)
  Adjustment for minimum pension liability.........................       (2,636)          (2,515)
                                                                         -------          -------
Total stockholders' equity.........................................      446,208          423,360
                                                                         -------          -------
Total liabilities and stockholders' equity.........................     $718,281         $669,076
                                                                         =======          =======

                              LOCTITE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All such adjustments are of a normal recurring nature except for the $5.5 million realignment charge recorded in the third quarter of 1995.

     The notes to the consolidated financial statements contained in Loctite Corporation's December 31, 1994 Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained herein.

NOTE 2 -- ACQUISITIONS

     During the first quarter of 1995, the Company acquired certain assets from its distributor in Sweden and merged this business with the Loctite Sweden AB subsidiary. In April 1995, the Company acquired certain assets from its distributor in Hong Kong and merged this business with the newly-created Loctite Hong Kong Ltd. subsidiary. In July 1995, the Company acquired distribution rights from its Philippines distributor and began operations in the newly-created Loctite Philippines Corporation subsidiary. The cost of these acquisitions is not material to the Company for purposes of pro forma presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             CHANGES IN FINANCIAL CONDITION

OPERATING RESULTS
QUARTER ENDED SEPTEMBER 30, 1995 VERSUS QUARTER ENDED SEPTEMBER 30, 1994

     Loctite management primarily measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer.

     Net sales for the quarters ended September 30, 1995 and September 30, 1994 were $195.8 million and $183.3 million, respectively. A summary (in millions) is as follows:

                                                       QUARTER     QUARTER                   LOCAL
                                                        ENDED       ENDED       DOLLAR      CURRENCY
                                                       9/30/95     9/30/94     % GROWTH     % GROWTH
                                                       -------     -------     --------     --------
SALES:
  North American Region..............................  $  71.3     $  76.4         (7)%         (5)%
  European Region....................................     77.8        66.0         18           13
  Asia/Pacific Region................................     23.5        19.7         19           15
  Latin American Region..............................     20.4        18.4         11           11
  Luminescent Systems................................      2.8         2.8         --           --
                                                        ------      ------        ---          ---
     TOTAL SALES.....................................  $ 195.8     $ 183.3          7%           5%
                                                        ======      ======        ===          ===
Industrial Business:
  North American Region..............................  $  36.3     $  40.2        (10)%         (8)%
  European Region....................................     41.1        33.0         24           18
  Asia/Pacific Region................................     20.7        17.2         20           16
  Latin American Region..............................      5.9         5.5          9            9
  Luminescent Systems................................      2.8         2.8         --           --
                                                        ------      ------        ---          ---
     Total Industrial Business Sales.................  $ 106.8     $  98.7          8%           7%
                                                        ======      ======        ===          ===
Automotive Aftermarket Business:
  North American Region..............................  $  22.2     $  23.8         (7)%         (6)%
  European Region....................................     11.4        10.9          4           (1)
  Asia/Pacific Region................................      2.3         2.2          4            2
  Latin American Region..............................      2.9         2.5         12           13
                                                        ------      ------        ---          ---
     Total Automotive Aftermarket Business Sales.....  $  38.8     $  39.4         (2)%         (3)%
                                                        ======      ======        ===          ===
Retail (Consumer) Business:
  North American Region..............................  $  12.8     $  12.4          3%           3%
  European Region....................................     25.3        22.1         15           11
  Asia/Pacific Region................................      0.5         0.3        n/m          n/m
  Latin American Region..............................     11.6        10.4         11           12
                                                        ------      ------        ---          ---
     Total Retail (Consumer) Business Sales..........  $  50.2     $  45.2         11%           9%
                                                        ======      ======        ===          ===

n/m = not meaningful.

Certain prior period amounts were reclassified between regions and businesses to conform with the 1995 presentation.
---------------

     Sales in the North American region decreased by 5% in local currencies and 7% in U.S. dollars, in comparison to the third quarter of 1994. The industrial business declined by 8% in local currencies and 10% in U.S. dollars. The sale of a small business, Loctite VSI, in 1994 had an effect on these quarterly comparisons.

The region's decline excluding 1994 Loctite VSI sales was 3% in local currencies and 4% in U.S. dollars and the industrial business decline was 2% in local currencies and 5% in U.S. dollars. The automotive aftermarket business decreased by 6% in local currencies and 7% in U.S. dollars, in comparison to the third quarter of 1994. The sluggish economic climate in the U.S. has continued to affect these businesses. Specifically, the Company has detected a temporary slowdown in these businesses as customers have reduced their level of purchasing activity in response to the economic environment. These sales declines were partially offset by a modest increase in the retail (consumer) business.

     In the European region, local currency sales growth of 13% was enhanced to 18% in U.S. dollars as the exchange rate comparison continued to be favorable. The five major countries (France, Italy, U.K., Germany, and Spain) reported an average local sales growth of 8%. Also, the Nordic countries of this region have contributed four percentage points to the European region's local currency sales growth. The Swedish distribution business acquired in 1995 and the 1994 acquisitions of distribution businesses in Denmark and Finland, as discussed in the 1994 Annual Report on Form 10-K, have contributed significantly to these countries' sales growth in the third quarter of 1995. Sales in the industrial business in the European region improved by 18% in local currencies and 24% in U.S. dollars as the region continues to benefit from a new sales and marketing structure, a re-emphasis on market focus, and the above mentioned acquisitions. Sales in the retail (consumer) business grew by 11% in local currencies and 15% in U.S. dollars as a result of sales efforts and market focus which were supported by substantial advertising campaigns in the U.K. and Italy during the third quarter of 1995.

     The Asia/Pacific region's local currency sales gains of 15% were increased to 19% in U.S. dollars as the exchange rate comparison continued to be favorable. The major countries (Japan, Australia, Korea, Malaysia, and Singapore) reported an average local sales growth of 7%. The local currency sales growth of Japan and Australia were 4% and 3%, respectively, in comparison to the corresponding prior year quarter due to less prosperous economies. Hong Kong and China have contributed five and two percentage points, respectively, to the Asia/Pacific region's local currency sales growth. The distribution business acquired in April of 1995 has contributed significantly to Hong Kong's sales growth in the third quarter of 1995. Sales in the industrial business improved by 16% in local currencies and 20% in U.S. dollars as management's sales efforts contributed to volume increases in major industrial product lines.

     Latin American sales increased 11% in U.S. dollars compared to the third quarter of 1994. The major countries (Brazil, Venezuela, Colombia, Costa Rica, and Chile) reported an average local sales growth of 10%. In Brazil, sales increases were experienced in automotive aftermarket and retail (consumer) businesses as buyers continued to react positively to the new Brazilian economic plan implemented during the second quarter of 1994. Significant volume increases were seen in major product lines throughout the automotive aftermarket and retail (consumer) businesses.

     Gross margin declined from 61.1% of sales in the third quarter of 1994 to 60.7% in the third quarter of 1995. This decline is attributed to an increase in unfavorable cost of sales variances in the North American region. These unfavorable cost of sales variances are the result of temporarily reduced manufacturing activity in the North American region to bring inventory levels in line with present customer demand, which has declined due to a sluggish U.S. economic climate. Partially offsetting this decline were improved percentage margins in the European region which were the result of an improved mix in sales by business.

     Operating expenses as a percentage to sales were 48% in the third quarter of 1995 compared to 44% in the third quarter of 1994. This increase is due to expanded marketing expenses and a $5.5 million realignment charge recorded in the third quarter of 1995. The increase in marketing expenses is supporting the growing sales volume, advertising campaigns principally in the U.S., U.K., Italy, and Brazil and an increase in the sales and marketing headcount. The $5.5 million realignment charge related primarily to separation costs connected with the elimination of 125 jobs in the Company's North American Manufacturing, Logistics, Administrative and Marketing Departments.

     Income taxes, as a percentage of earnings before taxes, were 20% for the three month period ended September 30, 1995 and 25% for the comparable period ended September 30, 1994. This decrease was due to a reduction in the income taxes, as a percentage of earnings before taxes, to 24% for the nine month period ended September 30, 1995. This reduction was the result of lower earnings in the United States, as the U.S. effective tax rate is substantially higher than the Company's overall effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1994

     Net sales for the nine months ended September 30, 1995 and September 30, 1994 were $593.7 million and $521.0 million, respectively. A summary (in millions) is as follows:

                                                      NINE MONTHS   NINE MONTHS               LOCAL
                                                         ENDED         ENDED       DOLLAR    CURRENCY
                                                        9/30/95       9/30/94     % GROWTH   % GROWTH
                                                      -----------   -----------   --------   --------
SALES:
  North American Region.............................    $ 213.7       $ 217.5         (2)%       --
  European Region...................................      242.7         194.3         25         15%
  Asia/Pacific Region...............................       66.5          52.8         26         17
  Latin American Region.............................       62.1          48.1         29         30
  Luminescent Systems...............................        8.7           8.3          5          5
                                                                                      --         --
                                                         ------        ------
     TOTAL SALES....................................    $ 593.7       $ 521.0         14%        10%
                                                         ======        ======         ==         ==
Industrial Business:
  North American Region.............................    $ 117.8       $ 118.2         (1)%        2%
  European Region...................................      131.9          99.3         33         21
  Asia/Pacific Region...............................       59.4          46.5         28         18
  Latin American Region.............................       18.9          14.8         28         28
  Luminescent Systems...............................        8.7           8.3          5          5
                                                                                      --         --
                                                         ------        ------
     Total Industrial Business Sales................    $ 336.7       $ 287.1         17%        13%
                                                         ======        ======         ==         ==
Automotive Aftermarket Business:
  North American Region.............................    $  60.7       $  63.8         (5)%       (4)%
  European Region...................................       35.4          33.0          8         (2)
  Asia/Pacific Region...............................        5.9           5.2         11          7
  Latin American Region.............................        8.4           6.9         21         23
                                                                                      --         --
                                                         ------        ------
     Total Automotive Aftermarket Business Sales....    $ 110.4       $ 108.9          1%        (1)%
                                                         ======        ======         ==         ==
Retail (Consumer) Business:
  North American Region.............................    $  35.2       $  35.5         (1)%       (1)%
  European Region...................................       75.4          62.0         22         15
  Asia/Pacific Region...............................        1.2           1.1        n/m        n/m
  Latin American Region.............................       34.8          26.4         32         32
                                                                                      --         --
                                                         ------        ------
     Total Retail (Consumer) Business Sales.........    $ 146.6       $ 125.0         17%        14%
                                                         ======        ======         ==         ==

n/m = not meaningful.

Certain prior period amounts were reclassified between regions and businesses to conform with the 1995 presentation.
---------------

     Sales in the North American region were relatively flat in local currencies and decreased by 2% in U.S. dollars for the first nine months of 1995 compared to the first nine months of 1994. The industrial business increased by 2% in local currencies and declined by 1% in U.S. dollars in comparison to the prior year nine month period. The sale of a small business, Loctite VSI, in 1994 had an effect on these nine month period comparisons. The region's growth excluding 1994 Loctite VSI sales was 3% in local currencies and 1% in U.S. dollars and the industrial business growth was 8% in local currencies and 5% in U.S. dollars. This growth was reduced by decreases in the automotive aftermarket and retail (consumer) businesses of 5% and 1% (U.S. dollars), respectively. The sluggish economic climate in the U.S. has continued to affect these businesses.

     In the European region, local currency sales growth of 15% was enhanced to 25% as the exchange rate comparison continued to be favorable. The five major countries (France, Italy, U.K., Germany, and Spain) reported an average local sales growth of 11%. Also, the Nordic countries of this region have contributed four percentage points to the European region's local currency sales growth. The Swedish distribution business acquired in 1995 and the 1994 acquisitions of distribution businesses in Denmark and Finland, as discussed in the 1994 Annual Report on Form 10-K, have enhanced these countries' local currency sales growth in the first nine months of 1995. Sales in the industrial business in the European region improved by 21% in local currencies and 33% in U.S. dollars as the region continues to benefit from a new sales and marketing structure, a re-emphasis on market focus, and the above-mentioned acquisitions. Additionally, sales in the retail (consumer) business grew by 15% in local currencies and 22% in U.S. dollars as a result of expanded advertising and sales efforts.

     The Asia/Pacific region's local currency sales gains of 17% were increased to 26% in U.S. dollars primarily due to the strength of the Japanese yen in relation to the U.S. dollar. The major countries (Japan, Australia, Korea, Malaysia, and Singapore) reported an average local sales growth of 11%. Hong Kong and China have contributed three and two percentage points, respectively, to the Asia/Pacific region's local currency sales growth. The acquisition of a distribution business in April 1995 has enhanced Hong Kong's local currency sales growth. Management's sales efforts contributed to volume increases in major product lines in the industrial business which encountered local currency sales growth of 18%.

     Latin American sales increased 29% in U.S. dollars compared to the first nine months of 1994. All major countries (Brazil, Venezuela, Colombia, Costa Rica, and Chile) reported double digit percentage growth. In Brazil, sales increases were experienced in all three businesses as buyers continued to react positively to the new Brazilian economic plan implemented during the second quarter of 1994. Significant volume increases were seen in major product lines throughout the industrial, automotive aftermarket and retail (consumer) businesses.

     Luminescent Systems' sales increased by 5% in U.S. dollars in comparison to the first nine months of 1994. This increase is the result of rising sales of aviation lighting and electrical components for the automotive industry.

     Gross margin increased from 61.1% of sales in the first nine months of 1994 to 61.9 % in the first nine months of 1995. The improved percentage margins in the European, Pacific, and Latin American regions were partially offset by a decrease in the North American region. The increased percentage margins were the result of an improved mix in sales by business. The North American region has been affected by decreased production activity resulting from a slowing U.S. economic climate.

     Operating expenses as a percentage to sales were 47% in the first nine months of 1995 and 44% in the first nine months of 1994. The increase is primarily due to expanded marketing expenses and the $5.5 million realignment charge recorded in the third quarter of 1995. Of the total $45.2 million increase, marketing expenses increased by $35.1 million or 22% to support the increased sales volume, substantial advertising campaigns in the U.S., U.K. France, Italy, Brazil, and Spain, and an increase in the sales and marketing headcount.

     Interest expense increased by $1.5 million during the nine month period ended September 30, 1995 compared to the corresponding prior year period due primarily to the capitalization of certain interest costs in 1994 relative to the construction of the Rocky Hill, Connecticut and Solon, Ohio facilities.

     Other income (expense) for the nine months ended September 30, 1995 improved by $1.9 million over the comparable prior year period due largely to the sale of a small operation, Canton Biomedical Division of Loctite VSI, Inc., which resulted in a $0.8 million loss recorded during the first quarter of 1994, and to reduced losses in 1995 relative to the disposition of fixed assets.

     Foreign exchange gain (loss) improved by $4.0 million during the nine month period ended September 30, 1995 versus the comparable prior year period due primarily to the economic plan introduced in Brazil during the second quarter of 1994. The plan has had the effect of dramatically reducing rates of inflation and currency devaluation to approximately 2% per month during the first six months of 1995 compared to rates of inflation and currency devaluation of approximately 40% per month during the corresponding six month period of 1994.

     Income taxes, as a percentage of earnings before taxes, were 24% for the nine month period ended September 30, 1995 and 25% for the comparable period ended September 30, 1994.

FINANCIAL CONDITION

     The increase in cash and cash equivalents and short-term debt from $33.3 million and $94.2 million, respectively, at December 31, 1994 to $37.5 million and $105.7 million, respectively, at September 30, 1995 and the related decrease in time and certificates of deposit from $34.6 million at December 31, 1994 to $31.8 million at September 30, 1995 was primarily due to cash outflow for additions to property, plant and equipment, dividends paid, stock repurchases, acquisitions of Swedish and Hong Kong distributors, and installment payments on previous acquisitions, partially offset by cash provided by operating activities. For complete details of the change in cash and cash equivalents see the financial statement titled "Consolidated Statement of Cash Flows."

     Accounts and notes receivable increased by $18.6 million from December 31, 1994 to September 30, 1995. A portion of this increase is attributed to a $2.8 million foreign currency translation effect due to a comparatively weaker U.S. dollar at September 30, 1995 versus December 31, 1994. The largest increases were reported in Europe, resulting from increased sales activity.

     Goodwill increased from $94.7 million at December 31, 1994 to $101.1 million at September 30, 1995 primarily due to the acquisition of a Swedish distributor during the first quarter of 1995 and a Hong Kong distributor in the second quarter of 1995.

     The reduction in the negative foreign currency translation adjustment in stockholders' equity from a $8.6 million at December 31, 1994 to $0.5 million at September 30, 1995, was due to the effect of a comparatively weaker U.S. dollar on the Company's net asset position at September 30 in its foreign subsidiaries.

ACQUISITIONS

     During the first quarter of 1995 the Company acquired certain assets from its distributor in Sweden and merged this business with its Loctite Sweden AB subsidiary. In April 1995, the Company acquired certain assets from its distributor in Hong Kong and merged this business with the newly-created Loctite Hong Kong Ltd. subsidiary. In July 1995, the Company acquired distribution rights from its Philippines distributor and began operations in the newly-created Loctite Philippines Corporation subsidiary. The cost of these acquisitions is not material to the Company.

ENVIRONMENTAL MATTERS

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, and competitive position. As previously reported in its 1994 Annual Report on Form 10-K, the Company has been investigating a soil and groundwater contamination problem at its Newington, Connecticut facility. The Company spent approximately $0.2 million in 1993 and approximately $0.5 million in 1994 in continuing subsurface investigation and is nearing the completion of the investigative phase of the work at this site. The Company expects to spend approximately $0.9 million in 1995 to implement a site remediation plan developed by the Company's environmental consultants and for additional professional consulting services related thereto, including additional investigative work, on-going operation and maintenance of equipment, and initial monitoring costs. The site remediation plan is currently under review by the Connecticut Department of Environmental Protection (DEP).

     The DEP, in consultation with the U.S. Environmental Protection Agency, has determined that the Newington facility is not subject to federal jurisdiction as a hazardous waste storage facility under the Resource Conservation and Recovery Act. Therefore, the remediation program will be implemented with the oversight of the DEP. The Company believes that remediation costs after 1995 will be in the range of $0.1 million per year for an indefinite period to operate and maintain site remediation equipment. The Company does not presently anticipate any further significant expenditures in connection with site remediation.

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

                                          LOCTITE CORPORATION
                                          (Registrant)

Date: November 13, 1995                   By: /s/  DAVID FREEMAN

                                          --------------------------------------
                                              David Freeman
                                              President and Chief Executive
                                              Officer

Date: November 13, 1995                   By: /s/  ROBERT L. ALLER

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