Form 10-K
period 1995-12-31
LOCTITE CORP
filed 1996-03-14
CIK 60041

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 520-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    NAME OF EACH EXCHANGE ON WHICH
     TITLE OF EACH CLASS                      REGISTERED
------------------------------    -----------------------------------
 Common Stock, $.01 Par Value           New York Stock Exchange
                                        Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          YES  X      NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of voting stock held by non-affiliates of the registrant at February 29, 1996 was $1,704,732,916. On that date, there were 32,164,772 outstanding shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              LOCTITE CORPORATION

                            ------------------------

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1995

                                                                                          PAGE
                                                                                          -----
                                              PART I
Item  1.    Business...................................................................     1
Item  2.    Properties.................................................................     4
Item  3.    Legal Proceedings..........................................................     4
Item  4.    Submission of Matters to a Vote of Security Holders........................     4

                                              PART II
Item  5.    Market for the Registrant's Common Equity and Related Stockholder
              Matters..................................................................     5
Item  6.    Selected Financial Data....................................................     6
Item  7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................     8
Item  8.    Financial Statements and Supplementary Data................................    15
Item  9.    Disagreements on Accounting and Financial Disclosure.......................    37

                                             PART III
Item 10.    Directors and Executive Officers of Registrant.............................    38
Item 11.    Executive Compensation.....................................................    38
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............    38
Item 13.    Certain Relationships and Related Transactions.............................    38

                                              PART IV
Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K............    39

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

     The Company expanded its activities to encompass the manufacture and sale of adhesives, sealants, and related products through automotive aftermarket and retail channels, primarily by the acquisition of Permatex Company, Inc. in 1972 and Woodhill Chemical Company in 1974. The domestic businesses of these two companies were consolidated in 1976 and, in 1980, were merged into a single division to conduct business as Loctite Corporation, Automotive and Consumer Group.

     During 1992, the Company consolidated the industrial and automotive aftermarket and retail groups into the North American Region. In the fourth quarter of 1995, the Company sold the assets of Loctite Luminescent Systems, Inc. and ceased to be involved in the electroluminescent lamp business. All of the Company's remaining operations are managed by its three other primary worldwide marketing regions.

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

     The basic monomer resins used in the compounding of the Company's adhesives and sealants are manufactured in Sabana Grande, Puerto Rico; Dublin, Ireland; and Greater Sao Paulo, Brazil. The compounding of these products and the manufacturing of the Company's consumer and automotive aftermarket adhesives and sealants are done at Sabana Grande, Puerto Rico; Dublin, Ireland; Kansas City, Kansas; Warrensville Heights, Ohio; and at smaller facilities in several other countries.

     The Company manufactures and sells a broad range of chemical adhesives and sealants having different chemical properties designed to suit a wide variety of applications. Special and standard equipment for the application of adhesives and sealants is also marketed by the Company, along with a variety of specialty chemical items which complement the adhesives and sealants line. The principal products are anaerobic adhesives and sealants and cyanoacrylate adhesives.

     Anaerobics. Anaerobic adhesives and sealants remain liquid in the presence of air but cure in the absence of air. These liquids are used to replace or augment mechanical means for locking, sealing, retaining and structurally bonding machine elements, providing extra strength and reliability to these assemblies, and increasing resistance to loosening or damage caused by shock or vibration. Anaerobic adhesives and sealants can be used without solvent removal processes, and, in many cases, permit the relaxation of machining tolerances. The net result is less complexity in manufacture and assembly operations for the user, frequently providing substantial overall cost savings.

     Anaerobic adhesives and sealants have an indefinite shelf life and are produced with a wide variety of chemical and physical properties to meet the demands of their numerous industrial applications. They are used primarily on metal surfaces in equipment such as vehicles, household appliances, electronic equipment, and numerous other mechanical subassemblies.

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

     Other Adhesives, Sealants, and Related Products. The Company manufactures and sells other engineering products, principally silicone sealants, as well as epoxies and modified acrylic adhesives; ultraviolet light and primer cured sealants and coatings used in a wide variety of industrial applications; a line of home and auto-care products for consumer use, including high viscosity, noncuring sealants which are used principally to coat conventional gaskets and rust converters; and other related specialty chemicals, principally lubricating, and cleaning compounds.

     Other Products. The Company manufactures and sells various amounts of other products including metal-care products and cleaners for tile, porcelain, wood, metal, and fiberglass surfaces, and hand cleaners.

  Marketing

     The Company sells its products in essentially all industrialized countries of the world. Sales in Europe and in North America (excluding Luminescent Systems) for the year ended December 31, 1995 accounted for 40% and 37%, respectively, of consolidated net sales. Sales in the balance of the world accounted for approximately 23% of consolidated net sales.

     The Company has three principal user markets for its products: the industrial market, the automotive aftermarket, and the retail market. The Company reaches user markets through its four regional marketing organizations:
North American, which includes the Company's operations in the United States, Puerto Rico, Canada, Mexico, and the Caribbean; European, which includes the Company's operations in Western, Central, and Eastern Europe, the Commonwealth of Independent States, the Middle East, and Northern and Central Africa; Latin American, which includes the Company's operations in South and Central America and Southern Africa; and Asian/Pacific, which includes the Company's operations in Asia and the Pacific Rim. Each marketing organization has the responsibility for developing marketing strategies and techniques for its area of operation within the framework of overall corporate marketing plans.

     Throughout the world, sales are made primarily through subsidiaries, most of which are wholly owned by the Company. Sales are made by these subsidiaries under the housemarks Loctite, Duro, and Permatex through a network of nonexclusive distributors, jobbers, and sales agents, some of which also sell adhesives and sealants made by others. In addition, sales are made through a direct sales force maintained by the Company. The Company provides close and continuing contact with its major end users, distributors, and sales agents to provide optimum technical assistance and support for the use of its products. The Company's retail products are marketed primarily through the hardware, automotive, food, and building supply channels.

     The Company's business, on a consolidated basis, has not been subject to significant seasonal trends. However, individual market channels do show some degree of seasonality, particularly with the increasing trend toward the practice of summer plant shutdowns.

     The backlog of firm orders as of December 31, 1995 was $16.4 million versus $22.4 million as of December 31, 1994. The current backlog is expected to be substantially filled within the current year.

     Government contracts and purchases do not contribute materially to the Company's consolidated net sales and net earnings.

     No single customer of the Company accounted for 5% or more of consolidated net sales.

  Research and Development

     Research and development expenditures were $29.9 million for the year ended December 31, 1995, $28.0 million for the year ended December 31, 1994, and $26.7 million for the year ended December 31, 1993.

  Competition

     Competitive products, including anaerobic adhesives and sealants and cyanoacrylate adhesives, are being marketed in countries where the Company conducts business. The Company has patent protection on various aspects of its adhesives and sealants in the United States and, to a lesser extent, in a number of foreign countries. Nearly all competitive anaerobic adhesives and sealants are sold at lower prices than the Company's products and, in some instances, at substantially lower prices. Although the Company has selectively reduced prices to meet competition from time to time, attention to a superior quality of product, technical service and customer needs has generally enabled it to maintain its market position without significant price reductions.

     Other liquid adhesives and sealants are available, many of which are produced by companies which are larger and have substantially greater financial resources than the Company. Alternatives to liquid adhesives and sealants, such as gaskets, lock washers, and self-locking nuts, are also available and compete with the Company's products.

  Environmental Matters

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, competitive position, or liquidity. For further discussion on environmental matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Employees

     At December 31, 1995, the Company had approximately 4,300 employees. The Company has had no significant strikes or work stoppages and considers employee relations to be satisfactory. Approximately 6% of the Company's employees are covered by collective bargaining agreements, specifically at the Company's plants in Kansas City, Kansas and Dublin, Ireland. There are no significant seasonal fluctuations in employment.

  Patents

     The Company owns a number of unexpired United States patents relating to anaerobic adhesives and sealants and certain other adhesives and sealants, including cyanoacrylate adhesives, or on related products, uses, or manufacturing processes. These patents expire on various dates from 1996 to 2013. The Company also owns a substantial number of pending patent applications.

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

ITEM 2.  PROPERTIES

     The Company owns and leases properties located around the world. These properties are deemed adequate to meet the needs of the Company at present levels. The Company's properties are in good condition, well maintained, and modernized as required. Substantially all of the properties are in regular use with the exception of the Company's former North American Region Headquarters in Newington, Connecticut (141,000 square feet) and a former manufacturing and warehouse facility in Buffalo, New York (63,000 square feet). Listed below are the approximate square footage numbers by region.

     -- The North American properties total 1,044,000 square feet, of which 111,000 square feet are leased. Major locations include the Company's North American Region Headquarters in Rocky Hill, Connecticut (200,000 square feet) which includes sales, marketing, and administrative functions, as well as research, development, and engineering functions; a warehouse in Solon, Ohio (180,000 square feet) for distribution of North American products; the Company's former Automotive and Consumer Group Headquarters in Warrensville Heights, Ohio (166,000 square feet), which includes manufacturing and administrative activities; and a manufacturing, warehousing, and administrative facility in Sabana Grande, Puerto Rico (113,000 square feet).

     -- The European properties total 630,000 square feet, of which 309,000 square feet are leased. The largest facility is in Dublin, Ireland (167,000 square feet) where manufacturing, warehousing, research, development, and engineering, and administrative activities take place. Other major facilities are in France (103,000 square feet), Italy (81,000 square feet), Germany (73,000 square feet), Sweden (61,000 square feet), and the U.K. (41,000 square feet), which include warehousing, marketing, and administrative functions.

     -- The Latin American properties total 282,000 square feet, of which 28,000 square feet are leased. The largest facilities are in Brazil (126,000 square feet), which is used for manufacturing, marketing, warehousing, and administrative functions; and a new manufacturing facility in Guatire, Venezuela (81,000 square feet).

     -- The Asian/Pacific properties total 294,000 square feet, of which 117,000 square feet are leased. Major facilities are in Japan (77,000 square feet) and Australia (76,000 square feet) where manufacturing, marketing, warehousing, and administrative activities take place.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are not a party to any pending legal proceedings in which an adverse decision, in the opinion of the Company, would have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the New York and Pacific Stock Exchanges. The number of stockholders of record of the Company's Common Stock as of the close of business on February 29, 1996 was 3,869. Information regarding quarterly market prices and dividends declared for the Company's Common Stock is shown below. Market prices are closing prices quoted on the New York Stock Exchange, the principal exchange market for the Company's Common Stock. The Company currently expects that comparable dividends will continue to be paid in the future.

                                                                  YEAR ENDED DECEMBER 31, 1995
                                                           -------------------------------------------
                                                           1ST QTR     2ND QTR     3RD QTR     4TH QTR
                                                           -------     -------     -------     -------
Market price of Loctite stock
  --High...............................................     $  48 7/8   $  50 7/8   $  49 1/4   $  49 3/4
  --Low................................................     $  44 3/8   $  45 1/2   $  43 3/8   $  45 1/8
Dividends per share....................................     $ .21       $ .25       $ .25       $ .25

                                                                  YEAR ENDED DECEMBER 31, 1994
                                                           -------------------------------------------
                                                           1ST QTR     2ND QTR     3RD QTR     4TH QTR
                                                           -------     -------     -------     -------
Market price of Loctite stock
  --High...............................................     $  44       $  45 1/2   $  45 7/8   $  46 3/4
  --Low................................................     $  35       $  39 1/4   $  41 1/4   $  41 7/8
Dividends per share....................................     $ .20       $ .20       $ .21       $ .21

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations of the Company.

                           TEN-YEAR FINANCIAL REVIEW

(dollars in millions, except per share amounts)
SELECTED FINANCIAL DATA
RESTATED TO A CALENDAR YEAR BASIS

                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1995            1994            1993            1992
                                                ------------    ------------    ------------    ------------
OPERATING RESULTS
Net sales....................................      $785.1          $703.6          $612.6          $608.0
     Percentage increase.....................         12%             15%              1%              8%
Sales by region:
     North America...........................         37%             42%             44%             42%
     Europe..................................         40%             37%             35%             40%
     Latin America...........................         11%              9%              9%              8%
     Asia/Pacific............................         11%             10%             10%              8%
     Luminescent Systems and Other...........          1%              2%              2%              2%
Gross margin as a percentage of sales........         62%             61%             61%             62%
Pretax earnings as a percentage of sales.....         14%             16%             15%             16%
Effective tax rate...........................         24%             25%             25%             24%
Net earnings.................................      $ 83.9          $ 82.4          $ 68.3          $ 72.1
     Percentage increase (decrease)..........          2%             21%             (5%)             4%
Net earnings as a percentage of sales........         11%             12%             11%             12%
Return on average stockholders' equity.......         19%             21%             19%             19%
Net earnings per share.......................      $ 2.40          $ 2.33          $ 1.92          $ 1.98
Dividends per share..........................      $  .96          $  .82          $  .79          $  .74
Dividends declared as a percentage of
  earnings...................................         40%             35%             41%             37%
FINANCIAL POSITION
Current ratio................................         1.8             1.6             1.5             2.2
Working capital..............................      $166.2          $123.9          $116.4          $167.2
Net property, plant and equipment............      $209.1          $203.3          $166.2          $140.4
Capital expenditures.........................      $ 32.7          $ 57.3          $ 44.5          $ 40.2
Depreciation.................................      $ 27.2          $ 23.8          $ 18.1          $ 17.4
Total assets.................................      $715.6          $669.1          $603.2          $553.5
Long-term liabilities........................      $107.1          $ 28.0          $ 32.2          $ 36.4
Debt as a percentage of debt plus equity.....         30%             19%             25%             12%
Stockholders' equity.........................      $396.8          $423.4          $358.5          $379.7
OTHER DATA
Number of employees at year end..............       4,339           4,242           3,953           3,689
Average shares outstanding (in thousands)....      35,004          35,373          35,606          36,375

                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                               1991            1990            1989            1988           1987           1986
                                           ------------    ------------    ------------    ------------   ------------  ------------
OPERATING RESULTS
Net sales.................................    $561.2          $555.2          $473.9          $438.9         $383.4        $292.4
     Percentage increase..................        1%             17%              8%             14%            31%           22%
Sales by region:
     North America........................       42%             40%             41%             41%            41%           47%
     Europe...............................       39%             40%             39%             41%            40%           36%
     Latin America........................        8%              9%              8%              7%             8%            7%
     Asia/Pacific.........................        8%              8%              8%              8%             7%            8%
     Luminescent Systems and Other........        3%              3%              4%              3%             4%            2%
Gross margin as a percentage of sales.....       61%             61%             62%             62%            60%           58%
Pretax earnings as a percentage of sales..       17%             16%             17%             16%            14%           13%
Effective tax rate........................       27%             27%             29%             30%            31%           35%
Net earnings..............................    $ 69.6          $ 66.3          $ 58.2          $ 47.6         $ 36.7        $ 25.3
     Percentage increase (decrease).......        5%             14%             22%             30%            45%           32%
Net earnings as a percentage of sales.....       12%             12%             12%             11%            10%            9%
Return on average stockholders' equity....       21%             23%             25%             23%            20%           17%
Net earnings per share....................    $ 1.91          $ 1.82          $ 1.62          $ 1.33         $ 1.01        $  .70
Dividends per share.......................    $  .68          $  .59          $  .53          $  .37         $  .27        $  .22
Dividends declared as a percentage of
  earnings................................       36%             32%             33%             28%            27%           31%
FINANCIAL POSITION
Current ratio.............................       2.3             2.8             3.0             2.8            2.4           2.0
Working capital...........................    $168.0          $209.2          $187.3          $163.3         $141.5        $ 87.0
Net property, plant and equipment.........    $122.1          $104.9          $ 82.2          $ 70.1         $ 77.1        $ 62.9
Capital expenditures......................    $ 33.5          $ 29.4          $ 23.6          $ 15.0         $ 16.8        $ 10.6
Depreciation..............................    $ 15.4          $ 11.8          $ 11.3          $  9.3         $  9.2        $  7.5
Total assets..............................    $526.6          $486.8          $402.0          $357.0         $352.7        $270.4
Long-term liabilities.....................    $ 40.3          $ 49.1          $ 46.4          $ 44.8         $ 49.6        $ 19.2
Debt as a percentage of debt plus equity..       11%             15%             15%             17%            24%           19%
Stockholders' equity......................    $357.7          $319.0          $259.7          $223.3         $201.7        $164.6
OTHER DATA
Number of employees at year end...........     3,587           3,680           3,497           3,327          3,237         2,884
Average shares outstanding (in thousands).    36,387          36,402          35,978          35,900         36,242        36,260

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

     For the year ended December 31, 1995, net sales were $785.1 million, an increase of $81.5 million or 12% over the prior year. The Company's management measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer. A summary (in millions) is as follows:

                                                                                        LOCAL
                                                                            DOLLAR     CURRENCY
                                                        1995       1994    % GROWTH    % GROWTH
                                                       ------     ------   ---------   --------
    SALES:
         North American Region.......................  $286.0     $293.5       (3)%       (1)%
         European Region.............................   316.2      258.3       22         14
         Asian/Pacific Region........................    89.4       72.6       23         17
         Latin American Region.......................    82.8       67.8       22         23
         Luminescent Systems.........................    10.7       11.4       (6)        (6)
                                                       ------     ------       --         --
              TOTAL SALES............................  $785.1     $703.6       12%         9%
                                                       ======     ======       ==         ==
    Industrial Business:
         North American Region.......................  $159.1     $161.1       (1)%        1%
         European Region.............................   173.5      134.7       29         19
         Asian/Pacific Region........................    79.3       63.9       24         17
         Latin American Region.......................    24.6       20.3       21         21
         Luminescent Systems.........................    10.7       11.4       (6)        (6)
                                                       ------     ------       --         --
              Total Industrial Business Sales........  $447.2     $391.4       14%        11%
                                                       ======     ======       ==         ==
    Automotive Aftermarket Business:
         North American Region.......................  $ 82.8     $ 85.9       (4)%       (3)%
         European Region.............................    46.2       43.0        7         (1)
         Asian/Pacific Region........................     8.2        7.2       15         12
         Latin American Region.......................    10.7        9.5       14         16
                                                       ------     ------       --         --
              Total Automotive Aftermarket
                Business Sales.......................  $147.9     $145.6        2%        --
                                                       ======     ======       ==         ==
    Retail Business:
         North American Region.......................  $ 44.1     $ 46.5       (5)%       (5)%
         European Region.............................    96.5       80.6       20         13
         Asian/Pacific Region........................     1.9        1.5       29         28
         Latin American Region.......................    47.5       38.0       25         26
                                                       ------     ------       --         --
              Total Retail Business Sales............  $190.0     $166.6       14%        11%
                                                       ======     ======       ==         ==

     Certain prior period amounts were reclassified between regions and businesses to conform to the 1995 presentation.

     Price changes contributed to the growth in sales for the Company. Average net prices changed as a result of changes in list price, changes in product mix, changes in customers, and changes in foreign exchange rates. Such factors are not quantifiable individually due to the diversity of markets, product formulations, and product packages.

     Sales in the North American region decreased 3% in U.S. dollars and 1% in local currency when compared to 1994. The industrial business decreased 1% in U.S. dollars and increased by 1% in local currency. Excluding 1994 Loctite VSI sales, a small business sold during 1994, the region's sales were flat in U.S. dollars and increased 2% in local currency and the industrial business increased 4% in U.S. dollars and 7% in local currency. Automotive aftermarket business sales declined 4% in U.S. dollars and 3% in local currency, while retail business sales decreased 5% in both U.S. dollars and local currency. The sluggish economic climate in the U.S. limited growth in the industrial business and caused the declines in automotive aftermarket and retail sales. The retail business was also impacted by the highly competitive domestic market. These trends resulted in a realignment of the North American region along business lines rather than functional lines during 1995 which will allow for a clearer focus on servicing the customer. At the same time, the Company moved to complete the worldwide structure of manufacturing and distribution operations to one consolidated organization to serve all regions.

     In the European region, sales growth in local currency of 14% was enhanced to 22% in U.S. dollars as exchange rate movements were favorable throughout 1995. The five major countries (France, Italy, U.K., Germany, and Spain) reported an average local currency sales growth of 10% despite the impact of a nation-wide strike in France during December 1995. Also, the Nordic countries of this region contributed four percentage points to local currency growth in Europe. The Swedish distribution business acquired in 1995 and the acquisitions of distribution businesses in Finland and Denmark in September and December of 1994, respectively, contributed significantly to the local currency sales growth in these countries. Sales in the industrial business in Europe improved by 29% in U.S. dollars and 19% in local currency as the region benefited from a new management structure organized along the industrial, automotive aftermarket, and retail lines of business rather than by country, a re-emphasis on market focus, and the above mentioned acquisitions. Retail business sales grew by 20% in U.S. dollars and 13% in local currency as a result of sales efforts and market focus which were supported by substantial advertising campaigns in France, Italy, U.K., Germany, and Spain.

     The Asian/Pacific region's local currency sales gains of 17% were increased to 23% in U.S. dollars primarily due to the strength of the Japanese yen in relation to the U.S. dollar. The major countries (Japan, Australia, Korea, Malaysia, and Singapore) reported an average local currency sales growth of 11%. Loctite Japan's local currency sales growth of 8% in a recessed economy was achieved through redirection of business in the country during 1994 and 1995. Hong Kong and China contributed three and two percentage points, respectively, to the Asian/Pacific region's local currency sales growth. The acquisition of a distribution business in April 1995 has contributed significantly to the growth in Hong Kong. Management's sales efforts and an increase in distribution outlets contributed to volume increases in major product lines in the industrial business which grew by 17% in local currency.

     Latin American sales increased 22% in U.S. dollars compared to 1994. Average U.S. dollar sales growth in the five major countries (Brazil, Colombia, Venezuela, Costa Rica, and Chile) was 23%. In Brazil, sales increases were experienced in all three businesses as buyers continued to react positively to the Brazilian government's economic plan implemented during the second quarter of 1994. Increased market penetration in all major countries resulted in significant volume increases in major product lines throughout the industrial, automotive aftermarket and retail businesses.

     Prior to the sale in November 1995 of the Luminescent Systems business, sales were 4% higher than the eleven month period ending in November 1994. The business, which consisted of aviation lighting and electrical component sales, was not considered a strategic fit with the Company.

     Gross margin increased from 61.1% of sales in 1994 to 61.6 % in 1995. Improved percentage margins in the European, Asian/Pacific, and Latin American regions were partially offset by a decrease in the North American region. The increased percentage margins were the result of an improved mix in sales by business. The North American region has been affected by an increase in unfavorable cost of sales variances. These unfavorable cost of sales variances are the result of temporarily reduced manufacturing activity in the North American region to bring inventory levels in line with present customer demand, which has declined due to a sluggish U.S. economic climate.

     Operating expenses as a percentage of sales were 46% in 1995 and 45% in 1994. The increase is primarily due to expanded marketing expenses and the $5.5 million realignment charge recorded during 1995. Of the total $47.0 million increase, marketing expenses increased by $38.8 million or 18% to support increased sales volume; substantial advertising campaigns in the U.S., U.K., France, Italy, Brazil, and Spain; and an increase in the sales and marketing headcount. The $5.5 million realignment charge related primarily to separation costs connected with the elimination of 125 jobs in the Company's North American manufacturing, logistics, administrative and marketing departments.

     Interest expense was $2.0 million higher in 1995 than in 1994 due to the capitalization of certain interest costs in 1994 relative to the construction of facilities in the U.S. and to higher average interest rates on borrowings in the U.S.

     Other expense increased by $7.3 million from 1994 to 1995 primarily as a result of the $6.9 million pre-tax loss recorded on the sale of the Loctite Luminescent Systems business in 1995 and the $1.2 million net pre-tax gain recorded on the sale of the Loctite VSI businesses in 1994.

     Foreign exchange loss improved by $3.9 million during 1995 compared to the prior year due primarily to the economic plan introduced in Brazil during the second quarter of 1994. The plan has had the effect of dramatically reducing rates of inflation and currency devaluation to approximately 2% per month since its introduction, compared to rates of inflation and currency devaluation of approximately 40% per month during the first six months of 1994.

     Income taxes, as a percentage of earnings before taxes, were 24% for the year ended December 31, 1995 and 25% for the year ended December 31, 1994. For further discussion of income taxes see Note 4 of the Notes to Consolidated Financial Statements.

     The Company reported net earnings of $83.9 million for the year ended December 31, 1995, or $2.40 per share (after a loss of $0.15 per share on the sale of the Luminescent Systems business and a loss of $0.10 per share for the realignment charge related to the North American business). For the year ended December 31, 1994, net earnings were $82.4 million, or $2.33 per share (after a gain of $0.02 per share on the sale of the Loctite VSI businesses). Excluding the effect of these sales of businesses and the realignment charge, earnings per share increased 15% to $2.65 in 1995 from $2.31 in 1994.

YEAR ENDED DECEMBER 31, 1994 VERSUS YEAR ENDED DECEMBER 31, 1993

     For the year ended December 31, 1994, net sales were $703.6 million, an increase of $91.0 million or 15% over the prior year. A summary of sales activity (in millions) is as follows:

                                                                                           LOCAL
                                                                              DOLLAR      CURRENCY
                                                        1994       1993      % GROWTH     % GROWTH
                                                       ------     ------     --------     --------
    SALES:
      North American Region..........................  $293.5     $270.6         8%           9%
      European Region................................   258.3      217.6        19           18
      Asian/Pacific Region...........................    72.6       60.0        21           16
      Latin American Region..........................    67.8       53.9        26           28
      Luminescent Systems............................    11.4       10.5         8            8
                                                       ------     ------        --           --
              TOTAL SALES............................  $703.6     $612.6        15%          15%
                                                       ======     ======        ==           ==
    Industrial Business:
      North American Region..........................  $161.1     $144.8        11%          12%
      European Region................................   134.7      115.7        17           15
      Asian/Pacific Region...........................    63.9       52.9        21           16
      Latin American Region..........................    20.3       18.0        13           14
      Luminescent Systems............................    11.4       10.5         8            8
                                                       ------     ------        --           --
              Total Industrial Business Sales........  $391.4     $341.9        14%          14%
                                                       ======     ======        ==           ==
    Automotive Aftermarket Business:
      North American Region..........................  $ 85.9     $ 84.2         2%           3%
      European Region................................    43.0       27.8        54           52
      Asian/Pacific Region...........................     7.2        5.5        30           24
      Latin American Region..........................     9.5        8.7        10           13
                                                       ------     ------        --           --
              Total Automotive Aftermarket Business
                Sales................................  $145.6     $126.2        15%          15%
                                                       ======     ======        ==           ==
    Retail Business:
      North American Region..........................  $ 46.5     $ 41.6        12%          12%
      European Region................................    80.6       74.1         9           10
      Asian/Pacific Region...........................     1.5        1.6        (4)          (7)
      Latin American Region..........................    38.0       27.2        40           41
                                                       ------     ------        --           --
              Total Retail Business Sales............  $166.6     $144.5        15%          16%
                                                       ======     ======        ==           ==

     Certain prior period amounts were reclassified between regions and businesses to conform to the 1995 presentation.

     Price changes contributed to the growth in sales for the Company. Average net prices changed as a result of changes in list price, changes in product mix, changes in customers, and changes in foreign exchange rates. Such factors are not quantifiable individually due to the diversity of markets, product formulations, and product packages.

     Sales in North America increased by 8% in U.S. dollars and 9% in local currency when compared to 1993. Volume growth in the core products grew the industrial business by $16.3 million and the retail business by $4.9 million. The automotive aftermarket business had a sales increase of 2% in U.S. dollars and 3% in local currency. This growth was attributed to efforts in the third and fourth quarters when new products gained distribution and some niche distributors were added.

     In Europe there was substantial sales growth in 1994, 19% in U.S. dollars and 18% in local currency. Approximately 39% of the $40.7 million sales growth was attributed to the acquisition of Plastic Padding Holdings Limited ("Plastic Padding"). Europe, excluding Plastic Padding sales, increased by 11% in both U.S. dollars and local currency compared to 1993 results. Favorable exchange rates in the third and fourth quarters offset the negative impact of the relatively strong dollar prevailing in the first two quarters of 1994. The five major countries (France, Italy, U.K., Germany, and Spain) reported local currency sales growth of between 7% and 16%.

     Annual sales in the Asian/Pacific region increased by $12.6 million compared to the 1993 results. Volume growth of the core products was in double digits in this region. Japan and Australia had local currency growth of 3% and 8%, respectively, which translated to 12% and 17%, respectively, in U.S. dollars. Due to the strength of the U.S. dollar versus the Chinese Yuan, annual local currency sales growth of 46% in China became a decrease of 2% when translated into U.S. dollars. All other countries in this region registered double digit sales gains in both local currency and U.S. dollars.

     The Latin American region had strong sales growth in 1994, 26% in U.S. dollars. One of the core retail product lines in this region experienced a 38% volume increase over prior year sales. In Brazil, buyers reacted confidently to the government's implementation of a new financial plan and currency on the first of July. This can be seen in Brazil's sales growth of 60% in both the third and fourth quarters of 1994 when compared to prior year's results for the same periods. Colombia, Chile, and Argentina also achieved double digit sales growth in U.S. dollars for the year ended December 31, 1994.

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

     Net foreign exchange loss decreased by $3.8 million for the twelve month period over the comparable 1993 period due primarily to the new economic plan and currency introduced in Brazil during the second quarter of 1994. The plan had the effect in the third and fourth quarters of dramatically reducing the rate of inflation and was accompanied by an appreciating currency. Therefore, for 1994, the rates of inflation and devaluation were significantly lower than the rates prevailing in 1993.

     Income taxes, as a percentage of earnings before taxes, were 25% for the years ended December 31, 1994 and 1993. For further discussion of income taxes, see Note 4 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Management relies on cash provided from operations and the strength of the Company's balance sheet, within prudent limits, to fund growth in operations and provide an appropriate return to stockholders. The Company's liquidity is assessed in terms of its overall ability to generate cash and to access the credit markets on terms favorable to the Company. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels, dividends paid, stock repurchases, acquisitions, and adequate bank lines of credit.

     As more fully discussed below, the following table highlights some of the significant factors which affect consolidated cash flow along with their correlated effect on the net debt position of the Company.

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
    (dollars in thousands)
    Net cash flows from operating activities...........  $100,574     $ 88,641     $ 78,257
    Capital expenditures...............................  $ 32,672     $ 57,312     $ 44,509
    Common stock repurchases...........................  $ 91,316     $  7,103     $ 48,328
    Dividends paid.....................................  $ 32,540     $ 28,663     $ 27,980

    Cash and short-term investments*...................  $ 80,803     $ 67,954     $ 96,130
    Total debt.........................................   166,338      100,401      119,255
                                                         --------     --------     --------
    Net debt...........................................  $ 85,535     $ 32,447     $ 23,125
                                                         ========     ========     ========

    * Includes cash and cash equivalents, time and certificates of deposit, and short-term marketable securities.

     Capital expenditures decreased to $32.7 million in 1995 from $57.3 million in 1994 due to significant expenditures in 1994 related to the construction of the North American region headquarters in Rocky Hill, Connecticut. The annual capital expenditures for calendar years 1996, 1997, and 1998 are expected to average approximately $41 million per year. Projected capital expenditures are not firm commitments and are subject to final management approval depending on the needs of the individual businesses and the business environment at the time of the expenditure. Approximately 60% of the expected capital expenditures is intended to support increased product sales and product maintenance. Approximately 14% will be for new product developments and research and development. The remaining expenditures will be for building improvements, computer equipment, legal, health and safety compliance measures, and office furniture. There are no planned projects that represent a material commitment for the Company.

     During 1995, the Company repurchased 1.8 million shares of Company stock for $84.3 million pursuant to a 3.35 million share stock repurchase program announced by the Company in August 1995. Additional expenditures of $7.0 million in 1995 and $7.1 million in 1994 were made in connection with the systematic repurchase of Company stock for certain of the Company's employee benefit plans.

     Dividends paid to stockholders were $32.5 million in 1995 compared to $28.7 million in 1994. This increase reflects the net impact of a 17% increase in dividends per share, from $0.82 in 1994 to $0.96 in 1995, and the reduction in outstanding shares of Company stock during 1995.

     During 1995, the Company entered into a $75 million long-term financing arrangement to assist in funding various operating, investing, and financing activities.

     Accounts and notes receivable increased by $8.7 million from December 31, 1994 to December 31, 1995. A portion of this increase is attributed to a $2.2 million foreign currency translation effect due to a comparatively weaker U.S. dollar at December 31, 1995 versus December 31, 1994. The largest increases were reported in Europe, Brazil, and Korea, resulting from increased sales activity.

     The increase in prepaid expenses and other current assets and the decrease in accrued pension and retirement benefits from $11.2 million and $4.4 million at December 31, 1994 to $19.4 million and $1.8 million, respectively, at December 31, 1995 relates primarily to increased funding of the Company's domestic pension plans during 1995.

     In 1995, the Company recorded a pretax charge of $5.5 million to realign its North American operations and charged $1.5 million against the accrual during the year. At December 31, 1995 liabilities of $3.8 million and $0.2 million, respectively, were included in accrued other liabilities and other long-term liabilities.

     In 1992, the Company recorded a pretax charge of $12.7 million for restructuring its North American operations. Amounts charged against the accrual were $1.8 million, $3.3 million, and $3.5 million in 1995,

1994, and 1993, respectively. At December 31, 1995, the remaining liability of $2.7 million was included in accrued other liabilities.

     Long-term retirement and postretirement obligations increased from $13.2 million at December 31, 1994 to $17.3 million at December 31, 1995. For further details, see Notes to Consolidated Financial Statements, Note 10, Pension Plans and Note 11, Postretirement and Postemployment Benefits.

FOREIGN CURRENCY TRANSLATION

     Since a substantial portion of the Company's business is transacted in foreign locations and currencies, the Company's financial statements are affected by fluctuations in foreign exchange rates. A stronger U.S. dollar decreases the translated results of foreign subsidiaries, while a weaker U.S. dollar increases the translated results. For the year ended December 31, 1995, the effect of a comparatively weaker U.S. dollar increased sales by approximately three percentage points when compared to the prior year. For the year ended December 31, 1994, the effect of currency changes had an immaterial effect on sales.

     The unrealized foreign currency translation adjustment included in stockholders' equity changed from a loss of $8.6 million at December 31, 1994 to a loss of $1.8 million at December 31, 1995 due to the impact of a comparatively weaker U.S. dollar on the Company's net asset position in its foreign subsidiaries at December 31.

INFLATION AND CHANGING PRICES

     The Company's Brazilian subsidiary was subject to a rate of inflation of approximately fifteen percent in 1995, in excess of eight hundred percent in 1994, and in excess of two thousand percent in 1993. If the Company excluded the effects of inflation from the Brazilian sales value, Brazilian sales would have been reduced by $4.5 million and $8.1 million for 1994 and 1993, respectively, from the net sales amounts reported for the Latin American region. Similarly, Brazilian earnings from operations would have been reduced by $4.0 million and $7.1 million for 1994 and 1993, respectively, from the earnings from operations amounts reported for the Latin American region. Inflation had no material impact on net sales or earnings from operations reported for the Latin American region for 1995.

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

     In December 1995, the Company acquired the remaining fifty percent interest in a French joint venture company which applies the Company's adhesive products to industrial fasteners on behalf of customers of the Company's sales and marketing subsidiary, Loctite France S.A. The Company intends to merge this former joint venture into Loctite France S.A. in the first half of 1996.

     The cost of these acquisitions was not material to the Company.

SALE OF LUMINESCENT SYSTEMS

     In November 1995, the Company sold the Luminescent Systems business and recognized a pre-tax loss of $6.9 million (after-tax loss of $5.2 million) on the sale.

ENVIRONMENTAL MATTERS

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, competitive position, or liquidity. As previously reported in its 1994 Annual Report on Form 10-K, the Company has been investigating a soil and groundwater contamination problem at its Newington, Connecticut facility. The Company spent approximately $0.2 million in 1993 and approximately $0.5 million in 1994 in continuing subsurface investigation and is nearing the completion of the investigative phase of the work at this site. The Company spent approximately $0.9 million in 1995 to implement a site remediation plan developed by the Company's environmental consultants and for additional professional consulting services related thereto, including additional investigative work, on-going operation and maintenance of equipment, and initial monitoring costs. The site remediation plan is currently under review by the Connecticut Department of Environmental Protection (DEP).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS:

                                                                                   PAGE NO. IN
                                                                                    FORM 10-K
                                                                                   -----------
Report of Independent Accountants................................................       16
Management's Responsibility for Financial Statements.............................       17
Consolidated Statement of Earnings for the years ended
  December 31, 1995, 1994, and 1993..............................................       18
Consolidated Statement of Cash Flows for the years ended
  December 31, 1995, 1994, and 1993..............................................       19
Consolidated Balance Sheet at December 31, 1995 and 1994.........................       20
Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 1995, 1994, and 1993..............................................       22
Notes to Consolidated Financial Statements.......................................       23
Financial Statement Schedule VIII -- Valuation and Qualifying Accounts for the
  years ended December 31, 1995, 1994, and 1993..................................       44

     The individual financial statements of Registrant's subsidiaries have been omitted since Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than Registrant or its consolidated subsidiaries in amounts which together exceed five percent of total consolidated assets at December 31, 1995, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                                                                          [LOGO]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Loctite Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Loctite Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

[SIG]

                                                      One Financial Plaza
                                                      Hartford, Connecticut
                                                      January 24, 1996

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The financial statements of Loctite Corporation and subsidiaries, and all other information presented in this Annual Report on Form 10-K, are the responsibility of the management of the Company. The financial statements have been prepared in accordance with generally accepted accounting principles.

Management is responsible for the integrity and objectivity of the financial statements, including estimates and judgments reflected in them. It fulfills this responsibility primarily by establishing and maintaining accounting systems and practices adequately supported by internal accounting controls. These controls include the selection and training of management and supervisory personnel; maintenance of an organizational structure providing for delegation of authority and establishment of responsibilities; communication of requirements for compliance with approved accounting, control, and business practices throughout the organization; business planning and review; and a program of internal audit. However, an effective internal control system, no matter how well designed, has inherent limitations -- including the possibility of the circumvention or overriding of controls -- and, therefore, can provide only reasonable assurance with respect to financial statement preparation and such safeguarding of assets. Further, because of changes in conditions, internal control system effectiveness may vary over time. Management believes the internal accounting controls in use provide reasonable assurance that the Company's assets are safeguarded, that transactions are executed in accordance with management's authorizations, and that the financial records are reliable for the purpose of preparing financial statements.

The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls must be related to the benefits derived. The Company maintains an internal audit function which is responsible for evaluating the adequacy and application of financial and operating controls and for testing compliance with company policies and procedures.

The Audit and Finance Committee of the Board of Directors is comprised entirely of individuals who are not employees of the Company. This Committee meets periodically with management, the independent public accountants and the internal auditors to consider audit results. This Committee also recommends the selection of the independent public accountants who are then appointed by the Board of Directors subject to confirmation by the stockholders. The independent public accountants are engaged to perform an audit of the consolidated financial statements in accordance with generally accepted auditing standards. Their report appears in this Annual Report on Form 10-K.

[SIG]

David Freeman, President and Chief Executive Officer

[SIG]

Robert L. Aller, Senior Vice President and Chief Financial Officer

[SIG]

Richard C. Parker, Vice President and Controller

                       CONSOLIDATED STATEMENT OF EARNINGS

(amounts in thousands, except per share amounts)

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
Net sales.....................................................   $785,148    $703,593    $612,612
Cost of sales.................................................    301,843     273,421     241,818
                                                                 --------    --------    --------
Gross margin..................................................    483,305     430,172     370,794
                                                                 --------    --------    --------
Research and development expense..............................     29,914      27,986      26,700
Selling, general, and administrative expenses.................    333,360     288,256     247,912
                                                                 --------    --------    --------
                                                                  363,274     316,242     274,612
                                                                 --------    --------    --------
Earnings from operations......................................    120,031     113,930      96,182
Investment income.............................................      6,042       6,216       8,321
Interest expense..............................................     (8,265)     (6,236)     (5,409)
Other expense.................................................     (7,261)         (6)       (246)
Foreign exchange loss.........................................       (135)     (4,037)     (7,844)
                                                                 --------    --------    --------
Earnings before income taxes..................................    110,412     109,867      91,004
Provisions for income taxes...................................     26,499      27,467      22,751
                                                                 --------    --------    --------
Net earnings..................................................   $ 83,913    $ 82,400    $ 68,253
                                                                 ========    ========    ========
Earnings per share............................................   $   2.40    $   2.33    $   1.92
                                                                 ========    ========    ========
Average number of shares outstanding..........................     35,004      35,373      35,606
                                                                 ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                     1995       1994       1993
                                                                    -------    -------    -------
Cash flows from operating activities:
     Net earnings................................................   $83,913    $82,400    $68,253
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization...............................    31,972     28,246     22,229
     Loss (gain) on sales of businesses..........................     6,881     (1,182)        --
     Deferred income taxes.......................................    (4,023)    (7,982)       178
     Provision for losses -- accounts receivable.................     2,293      2,431      2,024
     Undistributed (earnings) losses of affiliates...............       (62)       (44)       425
Change in:
     Trade and other receivables.................................   (10,742)   (15,210)   (17,040)
     Inventory...................................................    (5,482)   (10,589)    (4,686)
     Prepaid and other current assets............................    (8,187)       615     (1,000)
     Accounts payable and accrued expenses.......................    (7,278)    10,335       (778)
     Interest payable............................................       610       (764)       652
     Taxes payable...............................................     3,048      3,889      1,428
Other............................................................     7,631     (3,504)     6,572
                                                                    --------   --------   --------
Cash provided by operating activities............................   100,574     88,641     78,257
                                                                    --------   --------   --------
Cash flows from investing activities:
     Additions to property, plant and equipment..................   (33,876)   (59,061)   (46,306)
     Dispositions of property, plant and equipment...............     1,905      4,503      1,407
     Additions to goodwill.......................................    (8,848)   (16,503)    (5,944)
     Other intangible portion of acquisitions....................      (492)    (3,791)        --
     Proceeds from sales of businesses...........................     5,978      7,300         --
     Change in short-term investments............................    15,515     21,266     (7,207)
     Purchases of long-term investments..........................      (500)      (622)      (860)
     Sales and maturities of long-term investments...............     1,445      1,299        547
                                                                    --------   --------   --------
Cash used in investing activities................................   (18,873)   (45,609)   (58,363)
                                                                    --------   --------   --------
Cash flows from financing activities:
     Stock repurchases...........................................   (91,316)    (7,103)   (48,328)
     Issuance of common stock....................................     5,211      5,403      5,371
     Dividends paid..............................................   (32,540)   (28,663)   (27,980)
     (Decrease) increase in short-term debt......................    (9,174)   (20,163)    79,823
     Borrowings of long-term debt................................    75,000         --         88
     Payments of long-term debt..................................      (431)      (484)   (11,390)
     Payments under capital lease obligations....................    (1,581)      (898)      (620)
                                                                    --------   --------   --------
Cash used in financing activities................................   (54,831)   (51,908)    (3,036)
                                                                    --------   --------   --------
Effect of exchange rate changes on cash..........................       199     (2,412)    (2,195)
                                                                    --------   --------   --------
Increase (decrease) in cash and cash equivalents.................    27,069    (11,288)    14,663
Cash and cash equivalents:
     Beginning of period.........................................    33,264     44,552     29,889
                                                                    --------   --------   --------
     End of period...............................................   $60,333    $33,264    $44,552
                                                                    ========   ========   ========
Interest paid....................................................   $ 7,351    $ 8,936    $ 5,638
Taxes paid (net of refunds)......................................   $28,727    $29,320    $22,410

          See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

(dollars in thousands, except per share amounts)

                                                                       DECEMBER 31,    DECEMBER 31,
                                                                           1995            1994
                                                                       ------------    ------------
                                              ASSETS
Current assets:
     Cash and cash equivalents......................................     $ 60,333        $ 33,264
     Time and certificates of deposit...............................       20,344          34,594
     Marketable securities..........................................          126              96
     Accounts and notes receivable (less allowances of $6,651 and
      $5,811).......................................................      147,743         139,093
     Other receivables..............................................       17,068          14,577
     Inventories:
          Finished goods............................................       54,686          49,824
          Work in process...........................................       20,063          22,463
          Raw materials.............................................       23,028          22,585
                                                                         --------        --------
                                                                           97,777          94,872
     Deferred income tax benefit....................................       15,149          13,978
     Prepaid expenses and other current assets......................       19,395          11,150
                                                                         --------        --------
Total current assets................................................      377,935         341,624
                                                                         --------        --------
Venture capital and other long-term investments.....................        4,149           4,879
Property, plant and equipment:
     Land and land improvements.....................................       22,359          22,378
     Buildings......................................................      124,443         121,480
     Machinery and equipment........................................      210,538         197,194
     Construction in progress.......................................        5,357           1,913
                                                                         --------        --------
                                                                          362,697         342,965
     Less -- accumulated depreciation...............................      153,613         139,627
                                                                         --------        --------
                                                                          209,084         203,338
Deferred income tax benefit.........................................        8,863           6,463
Goodwill (net of amortization of $21,190 and $17,761)...............       97,840          94,725
Other intangibles (net of amortization of $10,128 and $8,743).......       12,256          14,232
Other assets........................................................        5,501           3,815
                                                                         --------        --------
Total assets........................................................     $715,628        $669,076
                                                                         ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         1995            1994
                                                                     ------------    ------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt..............................................     $ 85,356        $ 94,202
     Long-term debt -- current maturities.........................          406             530
     Accounts payable.............................................       36,003          35,719
     Accrued salaries, wages, and other compensation..............       22,164          23,185
     Accrued taxes, other than income taxes.......................        7,059           5,643
     Accrued income taxes.........................................       21,242          18,956
     Dividends payable............................................        8,510           7,428
     Accrued pension and retirement benefits......................        1,819           4,407
     Accrued insurance............................................        7,457           6,595
     Accrued liabilities -- other.................................       21,670          21,070
                                                                       --------        --------
Total current liabilities.........................................      211,686         217,735
                                                                       --------        --------
Long-term liabilities:
     Long-term debt...............................................       77,238           2,694
     Capital lease obligations....................................        2,161           2,189
     Retirement and postretirement obligations....................       17,262          13,236
     Other........................................................       10,483           9,862
                                                                       --------        --------
                                                                        107,144          27,981
                                                                       --------        --------
Stockholders' equity:
     Common stock, $.01 par value:................................       47,489          45,128
          Authorized 300,000,000 shares; issued 33,603,019 shares
          at December 31, 1995, and 35,369,678 shares at
          December 31, 1994
     Retained earnings............................................      351,487         389,514
     Foreign currency translation adjustment......................       (1,752)         (8,552)
     Investment valuation allowance...............................           --            (215)
     Adjustment for minimum pension liability.....................         (426)         (2,515)
                                                                       --------        --------
Total stockholders' equity........................................      396,798         423,360
                                                                       --------        --------
Total liabilities and stockholders' equity........................     $715,628        $669,076
                                                                       ========        ========

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    YEARS ENDED DECEMBER 31, 1995, DECEMBER 31, 1994, AND DECEMBER 31, 1993

(dollars in thousands)

                                                      COMMON STOCK                                     TOTAL
                                                  ---------------------    RETAINED                STOCKHOLDERS'
                                                    SHARES       VALUE     EARNINGS     OTHER         EQUITY
                                                  ----------    -------    --------    --------    -------------
Balance at December 31, 1992...................   36,370,122    $35,864    $348,938    $ (5,116)     $ 379,686
                                                  ----------    -------    --------    --------    -------------
Net earnings...................................                              68,253                     68,253
Cash dividends declared........................                             (28,130)                   (28,130)
Stock options exercised........................       77,570      1,046                                  1,046
Restricted Stock Plan awards (net of
  cancelations)................................        4,700        473                                    473
Thrift Investment Plan contributions...........       53,965      2,293                                  2,293
Common stock awards............................        1,600         67                                     67
U.S. tax benefit from stock options and
  restricted stock.............................                     722                                    722
Decrease in unearned portion of Restricted
  Stock Plan awards............................                     770                                    770
Repurchases of Company stock...................   (1,138,300)    (1,313)    (46,620)                   (47,933)
Translation adjustment.........................                                         (18,448)       (18,448)
Increase in investment valuation allowance.....                                             (89)           (89)
Adjustment for minimum pension liability.......                                            (229)          (229)
                                                  ----------    -------    --------    --------    -------------
Balance at December 31, 1993...................   35,369,657    $39,922    $342,441    $(23,882)     $ 358,481
                                                  ----------    -------    --------    --------    -------------
Net earnings...................................                              82,400                     82,400
Cash dividends declared........................                             (29,012)                   (29,012)
Stock options exercised........................       85,030      1,796                                  1,796
Restricted Stock Plan awards (net of
  cancelations)................................       23,475      1,065                                  1,065
Thrift Investment Plan contributions...........       44,203      1,862                                  1,862
Common stock awards............................        1,400         58                                     58
Common stock cancelations......................       (2,487)      (107)                                  (107)
U.S. tax benefit from stock options and
  restricted stock.............................                     569                                    569
Decrease in unearned portion of Restricted
  Stock Plan awards............................                     160                                    160
Repurchases of Company stock...................     (151,600)      (197)     (6,315)                    (6,512)
Translation adjustment.........................                                          13,340         13,340
Decrease in investment valuation allowance.....                                             445            445
Adjustment for minimum pension liability.......                                          (1,185)        (1,185)
                                                  ----------    -------    --------    --------    -------------
Balance at December 31, 1994...................   35,369,678    $45,128    $389,514    $(11,282)     $ 423,360
                                                  ----------    -------    --------    --------    -------------
Net earnings...................................                              83,913                     83,913
Cash dividends declared........................                             (33,622)                   (33,622)
Stock options exercised........................       86,850      1,411                                  1,411
Restricted Stock Plan awards (net of
  cancelations)................................       21,550      1,034                                  1,034
Thrift Investment Plan contributions...........       45,298      2,140                                  2,140
Common stock awards............................        8,959        426                                    426
Common stock cancelations......................      (17,861)      (871)                                  (871)
U.S. tax benefit from stock options and
  restricted stock.............................                     967                                    967
Decrease in unearned portion of Restricted
  Stock Plan awards............................                     104                                    104
Repurchases of Company stock...................   (1,911,455)    (2,850)    (88,318)                   (91,168)
Translation adjustment.........................                                           6,800          6,800
Decrease in investment valuation allowance.....                                             215            215
Adjustment for minimum pension liability.......                                           2,089          2,089
                                                  ----------    -------    --------    --------    -------------
Balance at December 31, 1995...................   33,603,019    $47,489    $351,487    $ (2,178)     $ 396,798
                                                  ==========    ========   =========   =========   =============

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF ACCOUNTING POLICIES

  Consolidation

     The consolidated financial statements include the accounts of Loctite Corporation and all majority owned subsidiaries, after the elimination of intercompany accounts and transactions. The minority interest in earnings of consolidated subsidiaries that are not 100% owned is included in other expense on the consolidated statement of earnings and in other long-term liabilities on the consolidated balance sheet. Investments in which the Company owns 20% to 50% of the voting stock are accounted for under the equity method. Certain reclassifications have been made to the 1994 and 1993 amounts to conform with the 1995 presentation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. For purposes of the consolidated statement of cash flows, cash flows from forward foreign exchange contracts, interest rate swap agreements, and other hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Marketable Securities and Long-Term Venture Capital Investments

     Marketable securities are considered readily available for sale and are carried at fair value.

     The Company has investments in seven venture capital limited partnerships, which invest in and assist growth oriented businesses. These investments in venture capital limited partnerships are carried at cost. The carrying value of these investments is reviewed periodically for potential impairments. Provisions for permanent impairments are recorded as a reduction of earnings.

  Property and Depreciation

     Property, plant and equipment is recorded at cost. Plant and equipment is depreciated using both straight-line and accelerated methods. Estimated lives used to compute depreciation are: land improvements, 5 to 25 years; buildings and improvements, 5 to 40 years; and machinery and equipment, 3 to 10 years.

     Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. The Company had no capitalized net interest costs in 1995. The Company capitalized net interest costs of $1.1 million in 1994 and $0.6 million in 1993.

  Business Acquisitions

     Goodwill and other intangibles are being amortized on the straight-line method over periods not exceeding 40 years. On a periodic basis, the Company estimates the future undiscounted cash flows of the businesses to which goodwill relates to ensure that the carrying value of such goodwill has not been impaired.

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

          Venture Capital and Other Long-Term Investments -- It is not practicable to estimate the fair value of the Company's investments in limited partnerships, as there is no liquid market for these investments and, thus, no readily available source of market quotes.

          Short-Term Debt -- The carrying amounts are a reasonable approximation of fair value due to the short-term maturity of these instruments.

          Long-Term Debt -- The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

          Forward Foreign Exchange Contracts -- The fair value of forward foreign exchange contracts is estimated by obtaining quoted market prices.

          Interest Rate Swap Agreements -- The fair value of interest rate swap agreements is estimated from quotes obtained from dealers.

NOTE 2  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one dominant segment, "adhesives, sealants, and related products". Sales of this dominant segment account for approximately 90% of consolidated revenues, operating profit, and operating assets. The Company has no customer which accounts for 5% or more of net sales. Export sales from each of the geographic regions were below 10% in each of the years reported.

     The Company's management measures results based on individual businesses (industrial, automotive aftermarket, and retail) and geographic regions. Trade sales and operating expenses between regions are reflected as those of the region servicing the customer.

     The North American region includes the Company's operations in the United States, Puerto Rico, Canada, Mexico, and the Caribbean. Europe includes the Company's operations in Western, Central, and Eastern Europe, the Commonwealth of Independent States, the Middle East, and Northern and Central Africa. The Latin American region includes the Company's operations in South and Central America and Southern Africa. The Asian/Pacific region includes the Company's operations in Asia and the Pacific Rim. Luminescent Systems includes the Company's business in electroluminescent lamps.

     Research, Development and Engineering (RD&E) encompasses the work of the major laboratories of the Company together with administrative support.

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
    (dollars in thousands)
    Net sales:
         North American Region................................   $286,011    $293,489    $270,585
         European Region......................................    316,218     258,328     217,580
         Latin American Region................................     82,811      67,807      53,904
         Asian/Pacific Region.................................     89,444      72,598      60,031
         Luminescent Systems..................................     10,664      11,371      10,512
                                                                 --------    --------    --------
    Net sales.................................................   $785,148    $703,593    $612,612
                                                                 ========    ========    ========
    Earnings from operations:
         North American Region................................   $ 37,897    $ 60,879    $ 59,290
         European Region......................................     93,897      71,934      60,709
         Latin American Region................................     20,089      17,001      12,320
         Asian/Pacific Region.................................     14,846      12,446       8,777
         Luminescent Systems(1)...............................        (83)     (1,153)     (3,977)
         Corporate expenses...................................    (15,679)    (18,727)    (14,874)
         Research, Development and Engineering expenses(2)....    (30,936)    (28,450)    (26,063)
                                                                 --------    --------    --------
    Earnings from operations..................................   $120,031    $113,930    $ 96,182
                                                                 ========    ========    ========
    Identifiable assets:
         North American Region................................   $242,067    $240,973    $210,465
         European Region......................................    318,772     281,652     263,313
         Latin American Region................................     46,834      38,406      28,842
         Asian/Pacific Region.................................     90,713      83,753      73,118
         Luminescent Systems..................................        160      13,346      13,469
         Corporate............................................     17,082      10,946      14,020
                                                                 --------    --------    --------
    Total assets..............................................   $715,628    $669,076    $603,227
                                                                 ========    ========    ========

     (1) Luminescent Systems expenses included $1.2 million in manufacturing consolidation charges in the year ended December 31, 1993.

     (2) RD&E expenses include administrative expenses related to RD&E which are included in the selling, general, and administrative expenses and not the research and development expense amounts reported in the consolidated statement of earnings.

         Certain prior period amounts were reclassified between regions to conform to the 1995 presentation.

     Net sales represents sales to unaffiliated customers. Earnings from operations includes gross margin less selling, general, administrative, and research and development expenses. Investment income, interest expense, foreign exchange gains and losses, intercompany expenses, miscellaneous non-operating expenses, and income taxes are not included in earnings from operations.

     Identifiable assets do not include intercompany receivables and intercompany profit-in-inventory. Assets pertaining to RD&E are included in the assets of the business unit where the RD&E facilities are physically located. Accordingly, Rocky Hill, Connecticut, Newington, Connecticut, and Cleveland, Ohio RD&E facilities are included with the North American region assets, Irish and German RD&E facilities are included with the European region assets, and the Japanese RD&E facility is included with the Asian/Pacific region assets. Goodwill is included in the business or region's identifiable assets. Corporate assets include cash, investments, property, prepaid assets, and investments in joint ventures.

     Since a substantial portion of the Company's business is transacted in foreign locations and currencies, the Company's financial statements are affected by fluctuations in foreign exchange rates. A stronger U.S. dollar decreases the translated results of foreign subsidiaries, while a weaker U.S. dollar increases the translated results.

     Foreign subsidiaries' assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period, and elements of stockholders' equity are translated at historical rates. Any resulting translation gains and losses are reported separately in stockholders' equity. For the Company's subsidiaries operating in countries with very high inflation rates (primarily in Latin America and Eastern Europe), the translation is the same except that inventories, cost of sales, property, plant and equipment, and depreciation are translated at historical rates. Resulting translation gains and losses for these subsidiaries are included in income.

     The Company's Brazilian subsidiary was subject to a rate of inflation of approximately fifteen percent in 1995, in excess of eight hundred percent in 1994, and in excess of two thousand percent in 1993. If the Company excluded the effects of inflation from the Brazilian sales value, Brazilian sales would have been reduced by $4.5 million and $8.1 million for 1994 and 1993, respectively, from the net sales amounts reported for the Latin American region. Similarly, Brazilian earnings from operations would have been reduced by $4.0 million and $7.1 million for 1994 and 1993, respectively, from the earnings from operations amounts reported for the Latin American region. Inflation had no material impact on net sales or earnings from operations reported for the Latin American region for 1995.

NOTE 3  SHORT-TERM DEBT

     Short-term debt and bank lines of credit are summarized as follows:

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1995             1994
                                                                     ------------     ------------
    (dollars in thousands)
    Short-term debt:
      Domestic bank debt...........................................    $ 75,704         $ 85,013
      Foreign bank debt............................................       5,563            4,838
      Other........................................................       4,089            4,351
                                                                       --------         --------
    Total short-term debt..........................................    $ 85,356         $ 94,202
                                                                       ========         ========
    Available bank lines of credit:
      Amount available to parent Company...........................    $274,542         $230,000
      Amount available to foreign subsidiaries.....................      37,415           35,251
                                                                       --------         --------
    Total available bank lines of credit...........................    $311,957         $265,251
                                                                       ========         ========
    Average aggregate short-term bank debt.........................    $109,482         $107,464
    Maximum bank debt outstanding at any month end.................    $134,633         $113,551
    Average interest rate on short-term bank debt during the
      period.......................................................          6%               5%
    Average interest rate on short-term bank debt at end of
      period.......................................................          6%               6%

     Substantially all of the Company's bank lines of credit are of an uncommitted or informal nature. As such, the lines of credit may generally be canceled at any time either by the Company or the banks. Borrowings under these lines are on such terms and conditions as may be mutually agreed upon.

     There were no significant compensating balance requirements at December 31, 1995.

NOTE 4  INCOME TAXES

     The Company's consolidated effective tax rates have been less than the United States Federal statutory tax rate for the following reasons:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                    1995      1994     1993
                                                                    -----     ----     ----
    U.S. Federal statutory rate...................................   35.0%    35.0%    35.0%
    Decrease resulting from operations of Irish subsidiaries......  (12.6%)   (8.7%)   (9.3%)
    Decrease resulting from operations of Puerto Rican
      subsidiary..................................................   (3.3%)   (4.1%)   (5.2%)
    Decrease resulting from utilization of foreign operating loss
      carryovers..................................................   (1.4%)   (1.3%)    (.5%)
    Increase resulting from higher taxed foreign earnings and
      foreign operating losses with no current or deferred tax
      benefit.....................................................    2.2%     0.7%     2.3%
    Net Federal and foreign taxes on repatriated foreign
      earnings....................................................    1.6%     0.7%     0.9%
    All other (individual items less than 5% of U.S. Federal
      statutory rate).............................................    2.5%     2.7%     1.8%
                                                                     ----     ----     ----
    Effective tax rate............................................   24.0%    25.0%    25.0%
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

     Prior to 1994, no U.S. tax was paid on the earnings of the Company's subsidiary in Puerto Rico because of the availability of a tax credit equal to the subsidiary's U.S. tax. In 1994, U.S. tax law changes became effective which reduced this tax credit, but a significant credit was still generated, resulting in a tax benefit. Also, although the earnings of this subsidiary can be remitted as dividends without the imposition of U.S. regular income tax, such dividends are subject to the U.S. alternative minimum tax and to Puerto Rican withholding taxes equal to 7% of the remitted earnings. No "tollgate" withholding taxes have been provided on $28.7 million of cumulative undistributed earnings of the Puerto Rican subsidiary because these earnings are indefinitely reinvested in Puerto Rico.

     The Company's subsidiary in Puerto Rico currently operates under a grant of partial tax exemption which extends to June 30, 2002. Under the terms of the grant, 90% of this subsidiary's manufacturing income is exempt from Puerto Rican corporate income tax.

     At December 31, 1995, applicable U.S. income and foreign withholding taxes have not been provided on $260.5 million of accumulated earnings of foreign subsidiaries because it is the Company's intention to indefinitely reinvest these earnings overseas, or to repatriate these earnings only when it is tax effective to do so. It is not practicable to accurately estimate the amount of unrecognized deferred U.S. tax liability on these undistributed earnings.

     During 1995, the U.S. Internal Revenue Service concluded its audit of the Company's fiscal years 1986 through 1989. The audit resulted in a refund due to the Company of $7.6 million (tax plus interest accrued through December 31, 1995), which is currently being reviewed by the Congressional Joint Committee on Taxation because the refund exceeds $1.0 million. The Company expects receipt of this refund during 1996. The full financial impact of this refund has been recorded by the Company in 1995 and in previous years.

     The components of earnings before income taxes and the provision for income taxes are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1995         1994        1993
                                                          --------     --------     -------
    (dollars in thousands)
    Earnings before income taxes:
      United States.....................................  $(15,726)    $  9,721     $12,870
      Foreign...........................................   126,138      100,146      78,134
                                                          --------     --------     -------
                                                          $110,412     $109,867     $91,004
                                                          ========     ========     =======
    Current provision:
      United States.....................................  $  1,107     $ 10,223     $ 5,726
      Foreign...........................................    30,144       24,827      17,015
                                                          --------     --------     -------
                                                            31,251       35,050      22,741
                                                          --------     --------     -------
    Deferred provision:
      United States.....................................    (4,326)      (5,913)        599
      Foreign...........................................      (426)      (1,670)       (589)
                                                          --------     --------     -------
                                                            (4,752)      (7,583)         10
                                                          --------     --------     -------
    Total provision for income taxes....................  $ 26,499     $ 27,467     $22,751
                                                          ========     ========     =======

     Earnings before income taxes presented above are distributed geographically according to where the income is taxed. This differs from the earnings from operations presented in Note 2 in which items of income and expense are allocated to the region where revenues are generated.

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. If it is more likely than not that a deferred tax asset, in whole or in part, will not be realized, a valuation allowance is established which reduces the asset to its realizable value.

     The following is a summary of the tax effects of the significant temporary differences which comprise the Company's deferred tax assets and liabilities as of December 31, 1995 and December 31, 1994:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1995             1994
                                                                 ------------     ------------
    (dollars in thousands)
    Deferred tax assets:
      Inventory valuation......................................    $  1,495         $  2,449
      Self-insurance...........................................       2,549            2,508
      Allowance for doubtful accounts..........................       1,470            1,467
      Accrued FAS 87 pension...................................         891            1,626
      Postretirement/employment benefits.......................       2,747            1,925
      Restructuring/reorganization costs.......................       1,093            1,802
      Profit in inventory......................................       2,043            3,034
      Foreign tax credit carryforwards.........................       6,903            6,051
      Net operating losses.....................................       6,593            5,390
      Unremitted foreign dividends.............................      (2,221)          (4,904)
      Other....................................................       7,863            5,712
      Valuation allowance......................................      (7,414)          (6,619)
                                                                    -------          -------
    Total assets...............................................    $ 24,012         $ 20,441
                                                                    =======          =======
    Deferred tax liabilities:
      Depreciation.............................................    $  1,280         $  1,149
      Other....................................................         705            1,242
                                                                    -------          -------
    Total liabilities..........................................    $  1,985         $  2,391
                                                                    =======          =======

     As of December 31, 1995, the Company has net operating loss (NOL) carryforwards, capital loss carryforwards, and U.S. tax credit carryforwards which will expire, if unused, as follows:

     (dollars in thousands)

                                                FOREIGN   U.S. STATE   FOREIGN TAX   CAPITAL    R&D
                YEAR OF EXPIRATION                NOL        NOL         CREDIT       LOSS     CREDIT
    ------------------------------------------  -------   ----------   -----------   -------   ------
    1996-2000.................................  $14,014    $ 10,752      $ 6,903     $ 2,344
    After 2000................................      437         460           --          --    $283
    Indefinite................................    1,914       5,669           --          --      --
                                                -------     -------       ------      ------    ----
    Total.....................................  $16,365    $ 16,881      $ 6,903     $ 2,344    $283
                                                =======     =======       ======      ======    ====

     The net operating losses and capital losses shown above may generate future tax benefits of $6.6 million and $0.9 million, respectively, of which only $0.4 million has been recognized in the Company's financial statements to date. The balance of the potential benefit, or $7.1 million, has been offset by a valuation allowance because of the uncertainty of ultimate realization.

     During 1995, no significant changes occurred in the conclusions regarding the need for a valuation allowance in any tax jurisdiction.

NOTE 5  FINANCIAL INSTRUMENTS

     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to reduce the risks associated with changes in interest rates and foreign exchange rates as more fully discussed below.

INTEREST RATE SWAP AGREEMENTS

     The Company has entered into a series of interest rate swap agreements which have effectively fixed the interest rates on a portion of its domestic floating rate short-term bank debt. These agreements serve the purposes of reducing the volatility of reported results due to fluctuating short-term U.S. interest rates and of effectively providing long-term financing at costs which may be favorable to alternative forms of fixed rate borrowings.

     Under these agreements, the Company will pay the counterparties interest at a fixed rate and receive in return interest at a variable rate based on the London Interbank Offered Rate (LIBOR). At December 31, 1995, the Company had contracts in place which served to fix the interest rate on $40.0 million of underlying short-term bank debt: $20.0 million to July 1996; $10.0 million to October 2000; and $10.0 million to October 2003. The weighted average fixed rate payable by the Company on these contracts is approximately 5 1/2%.

     The Company's current intention is to maintain these contracts as long as the underlying domestic short-term bank debt remains outstanding. Since it is the Company's policy not to speculate, terminating (or reversing) contracts would be entered into to the extent that aggregate domestic short-term bank debt falls below the aggregate amount of contracts outstanding.

     Given generally declining U.S. interest rates in 1995, the estimated fair market value of these agreements was approximately $0.2 million at December 31, 1995 as compared to approximately $3.2 million at December 31, 1994. This unrecognized benefit represented the estimated amount that the Company would have received if the agreements had been terminated.

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

FORWARD FOREIGN EXCHANGE CONTRACTS

     The Company enters into forward foreign exchange contracts primarily to hedge intercompany receivables and intercompany lending activity. These contracts are not used for speculative purposes and do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts effectively offset gains and losses on the transactions being hedged. Contracts for the above purposes totaled $57.1 million at December 31, 1995 and $66.4 million at December 31, 1994 with the fair value of the contracts approximating the carrying value. Additionally, forward foreign exchange contracts may be used to hedge firm foreign currency commitments. Contracts for this purpose totaled approximately $1.0 million and $5.5 million, at December 31, 1995 and December 31, 1994, respectively. Deferred gains and losses were insignificant. In general, the maturities of the Company's forward foreign exchange contracts coincide with the underlying exposure positions they are intended to hedge, usually less than six months.

     The counterparties to the Company's forward foreign exchange contracts consist of a number of major international financial institutions. The Company monitors its position with, and the credit quality of, these financial institutions and does not anticipate any losses as a result of counterparty non-performance.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade accounts and notes receivable. Accounts and notes receivable were $154.4 million and $144.9 million at December 31, 1995 and 1994, respectively.

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

     As of December 31, 1995, the Company had no significant concentrations of credit risk.

NOTE 6  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have entered into long-term lease agreements for real property and equipment. The following information reflects rental commitments under noncancelable operating leases in effect at December 31, 1995:

                               (dollars in thousands)
    1996........................................................................  $6,287
    1997........................................................................  $4,964
    1998........................................................................  $2,586
    1999........................................................................  $  702
    2000........................................................................  $  350
    2001 and thereafter.........................................................  $  323

     Rental expense was $12.0 million in 1995, $10.8 million in 1994, and $11.0 million in 1993.

NOTE 7  LONG-TERM DEBT

     Long-term debt outstanding is summarized as follows:

                                                                 DECEMBER 31,     DECEMBER 31,
                      (dollars in thousands)                         1995             1994
                                                                 ------------     ------------
    Unsecured domestic promissory note; fixed interest rate of
      6.14%; three annual payments of $25,000; December 1998 to
      December 2000............................................    $75,000
    Other......................................................      2,644           $3,224
                                                                   -------          -------
                                                                    77,644            3,224
    Less -- current portion....................................        406              530
                                                                   -------          -------
                                                                   $77,238           $2,694
                                                                   =======          =======

     Under the terms of the unsecured domestic promissory note, the Company must, among other things, limit "priority debt", as defined in the agreement, to a percentage of consolidated net worth. However, no such terms are expected to impose any practical limitations on the Company over the life of the note as regards the ability to issue or incur additional debt. At December 31, 1995 and December 31, 1994, there was no material difference between the fair value of long-term debt and the carrying value.

     Long-term debt at December 31, 1995 matures during the following years:

                              (dollars in thousands)
    1996.......................................................................  $   406
    1997.......................................................................  $   405
    1998.......................................................................  $25,410
    1999.......................................................................  $25,413
    2000.......................................................................  $25,419
    2001 and thereafter........................................................  $   591

NOTE 8  EMPLOYEE STOCK PLANS

STOCK OPTION PLANS

     Under the Company's stock option plans, options have been granted for periods of ten years at prices equal to the market price on the date of grant. Options are exercisable cumulatively at the rate of 20% per year with 20% exercisable at the end of the first year and 20% at the beginning of each succeeding year. Through December 31, 1995, 1,000,000 shares were reserved for the program. Information regarding transactions under these plans is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
    Option shares:
    Outstanding at beginning of period....................  605,120     514,950     542,880
    Granted...............................................   95,000     184,000      56,000
    Exercised.............................................  (86,850)    (85,030)    (77,570)
    Canceled..............................................   (6,400)     (8,800)     (6,360)
                                                            -------     -------     -------
    Outstanding at end of period..........................  606,870     605,120     514,950
                                                            =======     =======     =======
    Exercisable at end of period..........................  372,130     339,280     351,590
    Shares reserved for future grants.....................  615,400     706,400     882,000
    Price range of outstanding options at end of period:
    Low...................................................   $10.13      $ 7.00      $ 7.00
    Average...............................................   $38.59      $34.12      $28.98
    High..................................................   $47.75      $47.75      $47.75
    Average price of exercised options during the
      period..............................................   $16.24      $21.12      $13.47

RESTRICTED STOCK PLAN

     Under the Company's Restricted Stock Plan, awards are issued without any payment of cash consideration by the participant. The restricted shares become available to the employee at the rate of 50% on the third anniversary of the grant and the remaining 50% on the sixth anniversary of the grant. Expense associated with these shares is amortized over the life of the grant. Compensation expense was $1.1 million for 1995, $1.2 million for 1994, and $1.2 million for 1993. Through December 31, 1995, 500,000 shares were reserved for the program. Information regarding transactions under this plan is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
    Outstanding at beginning of period....................  182,550     215,200     251,500
    Awarded...............................................   26,600      27,900      22,500
    Vested................................................  (75,175)    (56,125)    (41,000)
    Canceled..............................................   (5,050)     (4,425)    (17,800)
                                                            -------     -------     -------
    Outstanding at end of period..........................  128,925     182,550     215,200
                                                            =======     =======     =======
    Shares reserved for future awards.....................  293,800     320,400     348,300

THRIFT INVESTMENT PLAN

     Under the Company's Thrift Investment Plan, eligible employees may save, by payroll deductions, a portion of their salaries. Up to 25% of the amount saved may be invested in the Company's Common Stock. In addition, the Company matches, in the Company's Common Stock, one half of the first 6% saved by the employee.

     The Company also maintains a Nonqualified Thrift Investment and Deferred Compensation Plan to supplement benefits for designated employees whose plan benefits are limited by the provisions of the Internal Revenue Code. Amounts related to this plan are included in the disclosures below.

     The cost of the Company match was $1.6 million in 1995, $1.4 million in 1994, and $1.4 million in 1993. The average market price of the stock on a monthly basis is used in determining employee purchases and the Company's matching contribution. Vesting of Company contributions takes place after five years of service or after two years of participation in the Plan, whichever is more favorable to the employee. Shares issued under the Plan were 45,298 in 1995, 44,203 in 1994, and 53,965 in 1993. The average issue price was $47.25,
$42.12, and $42.48, respectively.

SALES FORCE AWARD PLAN

     On August 16, 1994, the Board of Directors approved the North American Group Field Sales Force Stock Award Plan. Under the Plan, awards are issued without any payment of cash consideration by the participant. This Plan is designed to recognize sales and profitability achievement above projected Annual Business Plan growth levels by providing limited awards of the Company's Common Stock. Continuation of the Plan will be reviewed annually by the Board of Directors. During 1995, 6,009 shares with an average issue price of $46.51 were issued under the Plan.

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

UNITED STATES PLANS

     Net U.S. periodic pension cost is summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
    (dollars in thousands)                                      1995       1994       1993
                                                               ------     ------     ------
    Service cost for benefits earned during the year.........  $3,045     $3,359     $3,170
    Interest cost on projected benefit obligation............   2,454      1,997      1,721
    Actual return on assets..................................  (5,510)      (371)    (3,690)
    Net amortization and deferral............................   3,139     (1,867)     1,758
                                                               ------     ------     ------
    Net periodic pension cost................................  $3,128     $3,118     $2,959
                                                               ======     ======     ======

     The following table sets forth the U.S. defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheet:

                                                            DECEMBER 31,             DECEMBER 31,
                                                                1995                     1994
                                                     ---------------------------     ------------
                                                       ASSETS        ACCUMULATED     ACCUMULATED
                                                       EXCEED         BENEFITS         BENEFITS
                                                     ACCUMULATED       EXCEED           EXCEED
                (dollars in thousands)                BENEFITS         ASSETS           ASSETS
                                                     -----------     -----------     ------------
    Actuarial present value of benefit obligations:
      Vested benefit obligation....................    $31,357         $ 2,162         $ 29,053
      Non-vested benefit obligation................      3,213             180            2,910
                                                       -------         -------          -------
      Accumulated benefit obligation...............     34,570           2,342           31,963
      Effect of proposed compensation increases....        195              62              106
                                                       -------         -------          -------
    Projected benefit obligation...................     34,765           2,404           32,069
    Plan assets at fair value......................     36,474              --           26,951
                                                       -------         -------          -------
    Excess (deficiency) of plan assets over
      projected benefit obligation.................      1,709          (2,404)          (5,118)
    Unrecognized net loss..........................      2,888             708            4,672
    Unrecognized net transition (asset)
      liability....................................       (395)             24             (346)
    Adjustment to recognize minimum liability......         --            (701)          (4,198)
                                                       -------         -------          -------
    Prepaid (accrued) pension cost recognized in
      the consolidated balance sheet...............    $ 4,202         $(2,373)        $ (4,990)
                                                       =======         =======          =======

     The projected benefit obligation for the U.S. plans was determined using the following assumptions:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1995             1994
                                                                 ------------     ------------
    Weighted average discount rate.............................      7.25%             8.0%
    Rate of increase in compensation levels....................       5.0%             5.0%
    Expected long-term rate of return on assets................       9.0%             9.0%

INTERNATIONAL PLANS

     Net international periodic pension cost is summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                (dollars in thousands)                  1995            1994             1993
                                                     -----------     -----------     ------------
    Service cost for benefits earned during the
      year.........................................    $ 1,640         $ 1,793          $1,639
    Interest cost on projected benefit
      obligation...................................      2,007           1,985           1,905
    Actual return on assets........................     (1,852)           (875)         (4,893)
    Net amortization and deferral..................        750            (682)          3,781
                                                        ------          ------        --------
    Net periodic pension cost......................    $ 2,545         $ 2,221          $2,432
                                                        ======          ======        ========

     The following table sets forth the international defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheet:

                                               DECEMBER 31, 1995             DECEMBER 31, 1994
                                           --------------------------    --------------------------
                                             ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                             EXCEED        BENEFITS        EXCEED        BENEFITS
                                           ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
           (dollars in thousands)           BENEFITS        ASSETS        BENEFITS        ASSETS
                                           -----------    -----------    -----------    -----------
    Actuarial present value of benefit
      obligations:
      Vested benefit obligation..........    $ 7,842        $ 6,285        $10,135        $ 5,120
      Non-vested benefit obligation......      2,908            261          1,521            289
                                             -------        -------         ------        -------
      Accumulated benefit obligation.....     10,750          6,546         11,656          5,409
      Effect of proposed compensation
         increases.......................      6,925          1,292          7,877          1,360
                                             -------        -------         ------        -------
    Projected benefit obligation.........     17,675          7,838         19,533          6,769
    Plan assets at fair value............     17,426          1,136         20,308            848
                                             -------        -------         ------        -------
    Excess (deficiency) of plan assets
      over projected benefit
      obligation.........................       (249)        (6,702)           775         (5,921)
    Unrecognized plan amendments.........      1,874             --          2,347             --
    Unrecognized net gain................     (3,706)          (115)        (3,435)           420
    Unrecognized net transition (asset)
      liability..........................        438          1,813           (845)         1,805
    Adjustment to recognize
      minimum liability..................         --         (1,131)            --         (1,064)
                                             -------        -------         ------        -------
    Accrued pension cost recognized in
      the consolidated balance sheet.....    $(1,643)       $(6,135)       $(1,158)       $(4,760)
                                             =======        =======         ======        =======

     The projected benefit obligation for the international plans was determined using the following assumptions:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1995             1994
                                                                 ------------     ------------
    Weighted average discount rate.............................   5.0 - 15.5%      5.0 - 16.5 %
    Rate of increase in compensation levels....................   3.0 - 13.0%      3.0 - 13.0 %
    Expected long-term rate of return on assets................   4.7 - 15.0%     4.75 - 15.0 %

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

Expenses are determined in accordance with local law. Pension expense for these subsidiaries amounted to $2.8 million, $2.2 million, and $1.6 million in 1995, 1994, and 1993 respectively.

NOTE 11  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     The Company provides postretirement health care and life insurance benefits for all eligible employees in the United States and Puerto Rico. The benefit plan is contributory based upon years of service and age at retirement. Health care benefits are also extended to spouses of eligible employees and are fully paid by retiree contributions. The Company funds medical and life insurance postretirement benefits as incurred.

     The Company accounts for the cost of its postretirement health care and life insurance benefits in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). The statement requires that annual postretirement benefit costs be accrued during an employee's years of active service. The Company adopted SFAS No. 106 in 1993 by electing to amortize the transition obligation of $13.3 million over twenty years.

     Net periodic postretirement benefit cost is summarized as follows:

                                                    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
    (dollars in thousands)                              1995             1994             1993
                                                    ------------     ------------     ------------
    Service cost for benefits earned during the
      year.........................................    $  725           $  720           $  795
    Interest cost on accumulated postretirement
      obligation...................................     1,241            1,138            1,127
    Amortization of transition obligation..........       644              666              666
    Effect of curtailment/settlement...............      (102)            (173)              --
                                                       ------           ------           ------
    Net periodic postretirement benefit cost.......    $2,508           $2,351           $2,588
                                                       ======           ======           ======

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheet:

                                                                 DECEMBER 31,     DECEMBER 31,
    (dollars in thousands)                                           1995             1994
                                                                 ------------     ------------
    Accumulated postretirement benefit obligation:
      Retirees.................................................    $ (4,884)        $ (4,645)
      Employees fully eligible.................................      (3,399)          (3,094)
      Other active participants................................      (8,392)          (7,004)
                                                                   --------         --------
    Total accumulated postretirement benefit obligation........     (16,675)         (14,743)
    Unrecognized transition obligation.........................      10,456           11,971
    Unrecognized gain..........................................        (483)          (1,768)
                                                                   --------         --------
    Accrued postretirement benefit cost recognized in the
      consolidated balance sheet...............................    $ (6,702)        $ (4,540)
                                                                   ========         ========

     The health care cost trend for active United States employees and domestic retirees 65 years and older is assumed to be 5.5% in 1996 and beyond. A rate of 10% in 1996, decreasing by 1% per year to 6% in the year 2000, and 5.5% for all years thereafter is assumed for Puerto Rico and for current domestic retirees under 65 years of age. At December 31, 1994 the health care cost trend rate was assumed to be 11% for 1995 decreasing 1% per year until the ultimate rate of 5.5% was achieved in the year 2001. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $2.5 million at December 31, 1995 and by $2.2 million at December 31, 1994 and the net periodic postretirement benefit cost by $0.3 million for 1995 and 1994. Weighted average discount rates of 7.75% in 1995 and 8.5% in 1994 and an increase in compensation levels of 5% in 1995 and 1994 were used in determining the accumulated benefit obligations.

     The Company accounts for the cost of its postemployment benefits in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The statement requires employers to accrue the cost of benefits to former or inactive employees, their beneficiaries, and covered dependents, after employment, but before retirement. Prior to 1994, the Company expensed the costs of such benefits when paid. The Company had no postemployment benefit expense in 1995 and $0.8 million expense in 1994.

NOTE 12  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) effective for years beginning after December 15, 1995. Under the provisions of this accounting standard, the Company is not required to change its method of accounting for stock-based compensation. Management expects to retain its current method of accounting.

NOTE 13  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           YEAR ENDED DECEMBER 31, 1995
                                                  -----------------------------------------------
                                                  1ST QTR      2ND QTR      3RD QTR      4TH QTR
                                                  --------     --------     --------     --------
(dollars in thousands, except per share amounts)
Net sales.......................................  $196,797     $201,161     $195,751     $191,439
Gross margin....................................  $122,865     $125,947     $118,812     $115,681
Gross margin %..................................       62%          63%          61%          60%
Net earnings....................................  $ 24,640     $ 24,114     $ 19,378     $ 15,781
Net earnings per share..........................  $    .70     $    .68     $    .55     $    .47

                                                           YEAR ENDED DECEMBER 31, 1994
                                                  -----------------------------------------------
                                                  1ST QTR      2ND QTR      3RD QTR      4TH QTR
                                                  --------     --------     --------     --------
Net sales.......................................  $159,882     $177,808     $183,344     $182,559
Gross margin....................................  $ 97,807     $108,663     $111,974     $111,728
Gross margin %..................................       61%          61%          61%          61%
Net earnings....................................  $ 18,304     $ 20,204     $ 22,630     $ 21,262
Net earnings per share..........................  $    .52     $    .57     $    .64     $    .60

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between Registrant and its independent accountants on accounting and financial disclosure during the year ended December 31, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
Executive Officers of the Registrant*

                                                                    POSITION OR OFFICE WITH
                                                                   THE COMPANY AND BUSINESS
                                          SERVED AS                 EXPERIENCE DURING PAST
             NAME                AGE    OFFICER SINCE                FIVE (5) YEAR PERIOD
------------------------------   ---    --------------   ---------------------------------------------
David Freeman.................   51     October 1984     President and Chief Executive Officer, 1993;
                                                           President and Chief Operating Officer,
                                                           1991; Executive Vice President and Chief
                                                           Operating Officer, 1990.

Robert L. Aller...............   61     July 1979        Senior Vice President and Chief Financial
                                                           Officer, 1990.

Louis J. Baccei...............   54     February 1992    Senior Vice President and President,
                                                           Research, Development and Engineering, 1991.

Eugene F. Miller..............   53     October 1986     Vice President, Secretary and General
                                                           Counsel, 1986.

* All officers are elected by the Board of Directors and serve an indefinite term at the discretion of the Board.

     The information contained in the Company's 1996 Proxy Statement on pages 2-6, under the heading "ELECTION OF DIRECTORS -- Nominees for Election as Directors" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the Company's 1996 Proxy Statement under the heading "ELECTION OF DIRECTORS -- Board of Directors, Committee Meetings and Director Compensation" on pages 7-9; "ELECTION OF DIRECTORS -- Executive Compensation and Other Information, Summary Compensation Table" and "Options" on pages 11-12; and "ELECTION OF DIRECTORS -- Executive Compensation and Other Information -- Pension Benefits", " -- Executive and Consulting Agreements," and "Severance Agreement" on pages 17-19, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Company's 1996 Proxy Statement, on pages 6 and 20-21, under the headings "ELECTION OF DIRECTORS -- Stock Ownership of Management" and "ELECTION OF DIRECTORS -- Ownership of the Company's Securities" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Company's 1996 Proxy Statement, on pages 21-22, under the heading "ELECTION OF DIRECTORS -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                                    PAGE NO. IN
                                                                                     FORM 10-K
                                                                                    -----------
(a) The following documents are filed as part of this report:
      (1) FINANCIAL STATEMENTS:
           See detailed index under Item 8.
      (2) FINANCIAL STATEMENT SCHEDULE:
           See financial statement index under Item 8.
      (3) CONSENT OF INDEPENDENT ACCOUNTANTS......................................           43

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by Registrant during the fourth quarter ended December 31, 1995.

(c) Exhibits

(3)        Articles of Incorporation and By-Laws of Loctite Corporation (filed as Exhibit 3 to Loctite Corporation's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1992 and incorporated herein by reference).
(4)        Rights Agreement, dated as of April 14, 1994, between Loctite Corporation and The
           First National Bank of Boston, as Rights Agent, which includes, as Exhibit A-1 thereto, the form of Transferee Agreement, as Exhibit A-2 thereto, the Form of
           Transferee Executive Officer's Certificate, as Exhibit B thereto, the Form of
           Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase
           Common Share (filed with the Company's Registration Statement on Form 8-A dated
           April 15, 1994 and incorporated herein by reference).
(10)a*     1976 Stock Option Plan, as amended (filed as Exhibit A to Loctite Corporation's definitive Proxy Statement for the 1979 Annual Meeting of Stockholders, dated
           October 2, 1979, and incorporated herein by reference).
(10)b*     1989 Restricted Stock Plan (filed as Exhibit A to Loctite Corporation's definitive
           Proxy Statement for the 1989 Annual Meeting of Stockholders, dated October 6,
           1989, and incorporated herein by reference).
(10)c*     1992 Stock Option Plan (filed as Exhibit A to Loctite Corporation's definitive
           Proxy Statement for the 1992 Annual Meeting of Stockholders, dated March 17, 1992, and incorporated herein by reference).
(10)d*     Loctite Corporation Non-qualified Employee Thrift Investment and Deferred
           Compensation Plan effective July 1, 1995.
(10)e*     Management Incentive Compensation Plan of 1983 (filed as Exhibit (10)e to Loctite
           Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1983, and incorporated herein by reference).
(10)f*     National Union Fire Insurance Company of Pittsburgh, Pennsylvania, Policy No. 435
           04 35 -- Directors and Officers Insurance and Company Reimbursement Policy
           effective June 30, 1989 (filed as Exhibit (10)g to Loctite Corporation's Annual
           Report on Form 10-K for the fiscal year ended June 30, 1989, and incorporated herein by reference).
(10)g*     Retirement Plan for Non-Employee Directors (filed as Exhibit (10)i to Loctite
           Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and incorporated herein by reference).
(10)h*     Supplemental Retirement Agreement for Chairman and former Chief Executive Officer
           (filed as Exhibit (10)j to Loctite Corporation's Annual Report on Form 10-K for
           the fiscal year ended June 30, 1990 and incorporated herein by reference).

(10)i*     Non-Qualified Retirement Plan of Loctite Corporation (filed as Exhibit (10)l to
           Loctite Corporation's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1992 and incorporated herein by reference).

(10)j      Agreement, dated as of April 14, 1994, among Henkel Corporation, Henkel KGaA, HC
           Investments, Inc., and Loctite Corporation (filed as Exhibit (10)j to Loctite
           Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
           1994 and incorporated herein by reference).

(21)       Subsidiaries of Registrant.

(27)       Financial Data Schedule.

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

                                          LOCTITE CORPORATION

                                          By        /s/  DAVID FREEMAN
                                            ------------------------------------
                                                       DAVID FREEMAN
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: February 20, 1996

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

                 SIGNATURES                                TITLE                   DATE
                 ----------                                -----                   ----
          /s/  DAVID FREEMAN                    Director, President and        February 20, 1996
---------------------------------------------     Chief Executive Officer
               DAVID FREEMAN                      (Principal Executive
                                                  Officer)


      /s/  KENNETH W. BUTTERWORTH               Director, Chairman             February 20, 1996
---------------------------------------------
           KENNETH W. BUTTERWORTH


       /s/  ROBERT W. FIONDELLA                 Director                       February 20, 1996
---------------------------------------------
            ROBERT W. FIONDELLA


          /s/  ROBERT E. IX                     Director                       February 20, 1996
---------------------------------------------
               ROBERT E. IX


      /s/  FREDERICK B. KRIEBLE                 Director                       February 20, 1996
---------------------------------------------
           FREDERICK B. KRIEBLE


         /s/  DR. ROMAN DOHR                    Director                       February 20, 1996
---------------------------------------------
              DR. ROMAN DOHR


       /s/  DR. JURGEN MANCHOT                  Director                       February 20, 1996
---------------------------------------------
            DR. JURGEN MANCHOT

                 SIGNATURES                                TITLE                   DATE
                 ----------                                -----                   ----

      /s/  STEPHEN J. TRACHTENBERG              Director                       February 20, 1996
---------------------------------------------
           STEPHEN J. TRACHTENBERG


          /s/  WALLACE BARNES                   Director                       February 20, 1996
---------------------------------------------
               WALLACE BARNES


        /s/  PETER C. BROWNING                  Director                       February 20, 1996
---------------------------------------------
             PETER C. BROWNING


         /s/  STEPHEN F. PAGE                   Director                       February 20, 1996
---------------------------------------------
              STEPHEN F. PAGE


        /s/  CHRISTOPH HENKEL                   Director                       February 20, 1996
---------------------------------------------
             CHRISTOPH HENKEL


        /s/  ROBERT L. ALLER                    Senior Vice President and      February 20, 1996
---------------------------------------------     Chief Financial Officer
             ROBERT L. ALLER                      (Principal Financial and
                                                  Accounting Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Post-Effective Amendments to the Registration Statements on Form S-8 (Nos. 2-74537, 2-65775, 2-57724, 2-49684, 33-34061,
33-35125, 33-32379, 33-57063, and 33-57067) of Loctite Corporation of our report dated January 24, 1996 appearing on page 16 of Loctite Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. We also consent to the reference to us under the heading "Experts" in such Prospectuses.

[SIG]

PRICE WATERHOUSE LLP

One Financial Plaza
Hartford, Connecticut
March 12, 1996

                                                                   SCHEDULE VIII

                              LOCTITE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCES FOR DOUBTFUL ACCOUNTS

                                                     BALANCE AT                  ACCOUNTS
                                                     BEGINNING     CHARGED TO   WRITTEN OFF    BALANCE AT
                      PERIOD                         OF PERIOD      EXPENSES     AND OTHER    END OF PERIOD
--------------------------------------------------  ------------   ----------   -----------   -------------
(dollars in thousands)
Year Ended December 31, 1995......................     $5,811        $2,293       $ 1,453        $ 6,651

Year Ended December 31, 1994......................     $4,659        $2,431       $ 1,279        $ 5,811

Year Ended December 31, 1993......................     $4,740        $2,028       $ 2,109        $ 4,659