Form 10-Q
period 1996-03-31
LOCTITE CORP
filed 1996-05-10
CIK 60041

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of March 31, 1996, was 32,170,179, $.01 par value.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     [This page intentionally left blank.]

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I.
                     FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Statement of Earnings and Retained Earnings for
                       the three-month periods ended March 31, 1996 and 1995........          2

                     Consolidated Statement of Cash Flows for the three-month
                       periods ended March 31, 1996 and 1995........................          3

                     Consolidated Balance Sheet at March 31, 1996 and
                       December 31, 1995............................................          4

                     Notes to Consolidated Financial Statements.....................          6

         Item 2.     Management's Discussion and Analysis of Results of Operations
                       and Changes in Financial Condition...........................          7

PART II.

                     OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K...............................         11
         Signatures  ...............................................................         12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LOCTITE CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                             AND RETAINED EARNINGS

(Unaudited)
(amounts in thousands, except per share amounts)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         1996           1995
                                                                       -----------------------
Net sales............................................................  $200,214       $196,797
Cost of sales........................................................    76,482         73,932
                                                                       --------       --------
Gross margin.........................................................   123,732        122,865
                                                                       --------       --------
Research & development expense.......................................     7,237          7,183
Selling, general and administrative expenses.........................    83,856         81,474
                                                                       --------       --------
                                                                         91,093         88,657
                                                                       --------       --------
Earnings from operations.............................................    32,639         34,208
Investment income....................................................     1,640          1,271
Interest expense.....................................................    (2,585)        (1,744)
Other income.........................................................        80            174
Foreign exchange gain (loss).........................................       171           (612)
                                                                       --------       --------
Earnings before income taxes.........................................    31,945         33,297
Provisions for income taxes..........................................     8,306          8,657
                                                                       --------       --------
Net earnings.........................................................    23,639         24,640
Retained earnings, beginning of period...............................   351,487        389,514
Less:
Cash dividends declared (1996 -- $.25 and
  1995 -- $.21)......................................................     8,049          7,528
Stock repurchases....................................................    76,452          2,522
                                                                       --------       --------
Retained earnings, end of period.....................................  $290,625       $404,104
                                                                       ========       ========
Earnings per share...................................................  $   0.72       $   0.70
                                                                       ========       ========
Average number of shares outstanding.................................    32,821         35,368
                                                                       ========       ========

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(dollars in thousands)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           1996         1995
                                                                         ---------------------
Cash flows from operating activities:
  Net earnings.........................................................  $ 23,639     $ 24,640
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.....................................     8,293        8,114
     Deferred income taxes.............................................    (2,044)        (374)
     Provision for losses -- accounts receivable.......................       721          831
  Change in:
     Trade and other receivables.......................................   (16,570)     (15,819)
     Inventory.........................................................    (3,124)      (5,428)
     Prepaid and other current assets..................................    (3,922)      (4,585)
     Accounts payable and accrued expenses.............................     1,313      (12,861)
     Interest payable..................................................     1,677          363
     Taxes payable.....................................................     3,624        5,950
  Other................................................................      (312)       2,491
                                                                          -------      -------
Cash provided by operating activities..................................    13,295        3,322
                                                                          -------      -------
Cash flows from investing activities:
  Additions to property, plant and equipment...........................    (4,137)      (6,030)
  Dispositions of property, plant and equipment........................       140          176
  Goodwill & intangible portion of acquisitions........................    (1,051)      (4,898)
  Change in short-term investments.....................................     7,102       (4,754)
  Increase in long-term investments....................................      (115)        (199)
                                                                          -------      -------
Cash provided by (used in) investing activities........................     1,939      (15,705)
                                                                          -------      -------
Cash flows from financing activities:
  Stock repurchases....................................................   (78,186)      (1,909)
  Issuances of common stock............................................     1,984        1,067
  Dividends paid.......................................................    (8,510)      (7,525)
  Increase in short-term debt..........................................    32,914       11,400
  Payments of long-term debt...........................................      (100)        (106)
  Payments under capital lease obligations.............................      (269)        (510)
                                                                          -------      -------
Cash (used in) provided by financing activities........................   (52,167)       2,417
                                                                          -------      -------
Effect of exchange rate changes on cash................................      (304)         514
                                                                          -------      -------
Decrease in cash and cash equivalents..................................   (37,237)      (9,452)
Cash and cash equivalents:
  Beginning of period..................................................    60,333       33,264
                                                                          -------      -------
  End of period........................................................  $ 23,096     $ 23,812
                                                                          =======      =======
Interest paid..........................................................  $  1,008     $  1,317
Taxes paid (net of refunds)............................................  $  6,881     $  3,087

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                           CONSOLIDATED BALANCE SHEET

(dollars in thousands, except per share amounts)



                                                                       MARCH 31,      DECEMBER 31,
                                                                         1996             1995
                                                                      -----------     ------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................................   $  23,096        $ 60,333
  Time and certificates of deposit..................................      12,922          20,344
  Marketable securities.............................................         122             126
  Accounts and notes receivable (less allowances of $7,172 and
     $6,651)........................................................     158,863         147,743
  Other receivables.................................................      19,582          17,068
  Inventories:
     Finished goods.................................................      56,355          54,686
     Work in process................................................      21,099          20,063
     Raw materials..................................................      22,702          23,028
                                                                         -------         -------
                                                                         100,156          97,777
  Deferred income tax benefit.......................................      17,074          15,149
  Prepaid expenses and other current assets.........................      23,213          19,395
                                                                         -------         -------
Total current assets................................................     355,028         377,935
                                                                         -------         -------
Venture capital and other long-term investments.....................       4,264           4,149
Property, plant and equipment:
  Land and land improvements........................................      22,534          22,359
  Buildings.........................................................     122,724         124,443
  Machinery and equipment...........................................     211,753         210,538
  Construction in progress..........................................       5,978           5,357
                                                                         -------         -------
                                                                         362,989         362,697
  Less -- accumulated depreciation..................................     158,613         153,613
                                                                         -------         -------
                                                                         204,376         209,084
Deferred income tax benefit.........................................       9,174           8,863
Goodwill (net of amortization of $22,035 and $21,190)...............      97,325          97,840
Other intangibles (net of amortization of $10,428 and $10,128)......      12,183          12,256
Other assets........................................................       5,199           5,501
                                                                         -------         -------
Total assets........................................................   $ 687,549        $715,628
                                                                         =======         =======

        The accompanying notes are an integral part of these statements.



                                                                       MARCH 31,      DECEMBER 31,
                                                                         1996            1995
                                                                      -----------     ------------
                                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...................................................   $ 117,998        $ 85,356
  Long-term debt -- current maturities..............................         536             406
  Accounts payable..................................................      39,393          36,003
  Accrued salaries, wages and other compensation....................      18,086          22,164
  Accrued taxes, other than income taxes............................       7,641           7,059
  Accrued income taxes..............................................      24,119          21,242
  Dividends payable.................................................       8,049           8,510
  Accrued pension and retirement benefits...........................       2,438           1,819
  Accrued insurance.................................................       7,232           7,457
  Accrued liabilities -- other......................................      22,886          21,670
                                                                       ---------      ------------
Total current liabilities...........................................     248,378         211,686
                                                                       ---------      ------------
Long-term liabilities:
  Long-term debt....................................................      77,099          77,238
  Capital lease obligations.........................................       1,943           2,161
  Retirement and postretirement obligations.........................      17,731          17,262
  Other.............................................................       9,968          10,483
                                                                       ---------      ------------
                                                                         106,741         107,144
                                                                       ---------      ------------
Stockholders' equity:
  Common stock, $.01 par value:.....................................      47,130          47,489
     Authorized 300,000,000 shares; issued 32,170,179 shares at
       March 31, 1996 and 33,603,019 shares at December 31, 1995
  Retained earnings.................................................     290,625         351,487
  Foreign currency translation adjustment...........................      (4,899)         (1,752)
  Adjustment for minimum pension liability..........................        (426)           (426)
                                                                       ---------      ------------
Total stockholders' equity..........................................     332,430         396,798
                                                                       ---------      ------------
Total liabilities and stockholders' equity..........................   $ 687,549        $715,628
                                                                       =========      ============

                              LOCTITE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements and are of a normal recurring nature.

     The notes to the consolidated financial statements contained in Loctite Corporation's December 31, 1995 Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained herein.

     Certain reclassifications have been made to the 1995 amounts to conform to the 1996 presentation.

NOTE 2 -- ACQUISITIONS

     During the first quarter of 1996, the Company acquired the remaining forty-nine percent interest in its Loctite Taiwan Co., Ltd. subsidiary, which brought the Company's percent of voting stock owned to 100%. The cost of this acquisition is not material to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             CHANGES IN FINANCIAL CONDITION

OPERATIONS
QUARTER ENDED MARCH 31, 1996 VERSUS QUARTER ENDED MARCH 31, 1995

     For the quarter ended March 31, 1996, net sales were $200.2 million, an increase of $3.4 million or 2% over the prior year. Management measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer. A summary (in millions) is as follows:

                                                       QUARTER     QUARTER                   LOCAL
                                                        ENDED       ENDED       DOLLAR      CURRENCY
                                                       3/31/96     3/31/95     % GROWTH     % GROWTH
                                                       -------     -------     --------     --------
SALES:
  European Region....................................  $  86.6     $  83.4          4%           2%
  North American Region..............................     68.3        67.8          1            1
  Latin American Region..............................     24.6        22.9          8           10
  Asian/Pacific Region...............................     20.7        19.6          6           10
                                                        ------      ------       ----         ----
     Total Sales from Ongoing Operations.............    200.2       193.7          3            3
  Luminescent Systems................................       --         3.1         --           --
                                                        ------      ------       ----         ----
     TOTAL SALES.....................................  $ 200.2     $ 196.8          2%           2%
                                                        ======      ======       ====         ====
Industrial Business:
  European Region....................................  $  49.3     $  46.4          6%           5%
  North American Region..............................     41.0        41.7         (2)          (1)
  Latin American Region..............................      5.6         6.5        (13)         (11)
  Asian/Pacific Region...............................     17.6        17.4          1            6
                                                        ------      ------       ----         ----
     Total Sales from Ongoing Operations.............    113.5       112.0          1            2
  Luminescent Systems................................       --         3.1         --           --
                                                        ------      ------       ----         ----
     Total Industrial Business Sales.................  $ 113.5     $ 115.1         (1)%         (1)%
                                                        ======      ======       ====         ====
Automotive Aftermarket Business:
  European Region....................................  $  12.4     $  11.7          5%           4%
  North American Region..............................     17.8        15.5         15           16
  Latin American Region..............................      3.2         2.9          9           14
  Asian/Pacific Region...............................      2.3         1.8         26           26
                                                        ------      ------       ----         ----
     Total Automotive Aftermarket Business Sales.....  $  35.7     $  31.9         12%          12%
                                                        ======      ======       ====         ====
Retail Business:
  European Region....................................  $  24.9     $  25.3         (1)%         (4)%
  North American Region..............................      9.5        10.6        (11)         (11)
  Latin American Region..............................     15.8        13.5         17           19
  Asian/Pacific Region...............................      0.8         0.4        n/m          n/m
                                                        ------      ------       ----         ----
     Total Retail Business Sales.....................  $  51.0     $  49.8          2%           1%
                                                        ======      ======       ====         ====

n/m = not meaningful

Certain prior period amounts were reclassified between businesses to conform to the 1996 presentation.
- ---------------

     Average net prices changed as a result of changes in list price, changes in product mix, changes in customers, and changes in foreign exchange rates. Such factors are not quantifiable individually due to the diversity of markets, product formulations, and product packages.

     Sales in the European region grew 4% in U.S. dollars and 2% in local currency as exchange rate movements were favorable during the first quarter of 1996. The average sales growth of the five major countries (France, Italy, U.K., Germany, and Spain) was 2% in U.S. dollars and 1% in local currency. This growth was limited due to the impact of a slowing European economy and the continuing impact of a nationwide strike in France during December 1995. The average sales growth in the major European countries, excluding France, was 6% in U.S. dollars and 5% in local currency. Sales in the Nordic countries grew by 12% in U.S. dollars and 6% in local currency and contributed one percentage point to the U.S. dollar growth in Europe. Central and Eastern Europe sales increased 33% in U.S. dollars and in local currency and also contributed one percentage point to the European sales growth in U.S. dollars. Sales in the industrial business in Europe improved by 6% in U.S. dollars and 5% in local currency. Automotive aftermarket business sales increased 5% in U.S. dollars and 4% in local currency. The slower European economy had its most significant impact on the retail business which reported a sales decrease of 1% in U.S. dollars and 4% in local currency.

     Sales in the North American region increased 1% in both U.S. dollars and local currency when compared to the corresponding period of 1995. The industrial business decreased 2% in U.S. dollars and 1% in local currency. Automotive aftermarket business sales grew by 15% in U.S. dollars and 16% in local currency. This growth is attributable in part to the introduction of a new heavy-duty gasketing product and volume growth in existing products. Retail business sales decreased 11% in both U.S. dollars and local currency as the Company was impacted by a highly competitive domestic market and temporarily reduced purchasing activity of some customers in an effort to lower their inventory levels.

     Latin American sales increased 8% in U.S. dollars and 10% in local currency compared to the first quarter of 1995. Average U.S. dollar sales growth in the five major countries (Brazil, Colombia, Venezuela, Costa Rica, and Chile) was 6%. Sales in the industrial business decreased by 13% in U.S. dollars and 11% in local currency compared to the first quarter of 1995. This decline is the result of the poor industrial climate in Brazil and the related closure of two automobile plants in the country during 1995. The retail business in the Latin American region continued its strong growth with a sales increase of 17% in U.S. dollars and 19% in local currency. Brazil, which accounts for 84% of the Latin American region's retail sales, reported retail sales growth of 19% in U.S. dollars attributable to substantial advertising and marketing campaigns.

     The Asian/Pacific region's local currency sales gains of 10% were decreased to 6% in U.S. dollars primarily due to the weakness of the Japanese yen in relation to the U.S. dollar. Greater diversity within the region resulted in the sales growth despite Japan recording no local currency sales growth in a recessed economy. The other Asian/Pacific countries now account for 65% of the region's total U.S. dollar sales. Hong Kong, China, and Malaysia made the largest contributions with each country contributing two percentage points to the region's local currency sales growth. Acquisition of a distribution business in Hong Kong in April of 1995 contributed to the growth in this country.

     The Luminescent Systems business, which consisted of aviation lighting and electrical component sales, was not considered a strategic fit with the Company and was sold in November 1995. Luminescent Systems sales for the first quarter of 1995 were $3.1 million.

     Gross margin declined from 62.4% of sales in the first quarter of 1995 to 61.8% in the first quarter of 1996. This decline is due to a lower North American gross margin resulting from higher manufacturing costs without corresponding price increases. The lower North American margin was partially offset by a change in sales mix between regions. A greater percentage of the Company's total sales were recorded in the European, Latin American, and Asian/Pacific regions where higher margins are realized.

     Operating expenses as a percentage to sales were 45.5% in the first quarter of 1996, compared to 45.0% for the first quarter of 1995. Operating expenses increased $2.4 million due primarily to higher marketing expenses to support advertising campaigns principally in Italy and Brazil and an increase in the sales and marketing headcount.

     Interest expense for the quarter ended March 31, 1996 was $0.8 million higher than the respective prior year quarter due in large part to average higher debt levels in the U.S.

     Foreign exchange gain (loss) improved by $0.8 million during the quarter ended March 31, 1996 versus the corresponding prior year quarter due primarily to reduced transaction exposures in Central and Eastern Europe and a stable economy and low inflation in Brazil.

     Income taxes, as a percentage of earnings before taxes, were 26% for the three month periods ended March 31, 1996 and March 31, 1995.

FINANCIAL CONDITION

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

                                                                    QUARTER ENDED MARCH 31,
                                                                   --------------------------
                                                                     1996            1995
                                                                   ---------     ------------
    (dollars in thousands)
    Net cash flows from operating activities.....................  $  13,295       $  3,322
    Capital expenditures.........................................  $   4,137       $  6,030
    Common stock repurchases.....................................  $  78,186       $  1,909
    Dividends paid...............................................  $   8,510       $  7,525

                                                                   MARCH 31,     DECEMBER 31,
                                                                     1996            1995
                                                                   ---------     ------------
    (dollars in thousands)
    Cash and short-term investments*.............................  $  36,140       $ 80,803
    Total debt...................................................    198,819        166,338
                                                                     -------        -------
    Net debt.....................................................  $ 162,679       $ 85,535
                                                                     =======        =======

* Includes cash and cash equivalents, time and certificates of deposit, and short-term marketable securities.

     During the first quarter of 1996, the Company repurchased 1.45 million shares of Company stock for $75.5 million pursuant to a 3.35 million share stock repurchase program announced by the Company in August 1995. Through March 31, 1996 a total of 3.21 million shares had been purchased for $159.7 million pursuant to the plan. Additional expenditures were made in connection with the systematic repurchase of Company stock for certain of the Company's employee benefit plans.

     Dividends paid to stockholders were $8.5 million for the quarter compared to $7.5 million for the first quarter of 1995. This increase reflects the net impact of a 19% increase in dividends per share from $0.21 in the 1995 period to $0.25 in the 1996 period, and the reduction in outstanding shares of Company stock resulting from the above mentioned stock repurchase program.

     Accounts and notes receivable increased by $11.1 million from December 31, 1995 to March 31, 1996. The largest increases were reported in Western Europe (France, Italy, Germany, and the U.K.) and Brazil, and were a result of higher sales during the first quarter of 1996 compared to the fourth quarter of 1995.

     The unrealized foreign currency translation adjustment included in stockholders' equity changed from a loss of $1.8 million at December 31, 1995 to a loss of $4.9 million at March 31, 1996 due to the impact of a comparatively stronger U.S. dollar on the Company's net asset position in its foreign subsidiaries at March 31.

ACQUISITIONS

     During the first quarter of 1996, the Company acquired the remaining forty-nine percent interest in its Loctite Taiwan Co., Ltd. subsidiary, which brought the Company's percent of voting stock owned to 100%. The cost of this acquisition is not material to the Company.

ENVIRONMENTAL MATTERS

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, competitive position, or liquidity. As previously reported in its 1995 Annual Report on Form 10-K, the Company has been investigating a soil and groundwater contamination problem at its Newington, Connecticut facility. The Company spent approximately $0.2 million in 1993 and approximately $0.5 million in 1994 in continuing subsurface investigation and is nearing the completion of the investigative phase of the work at this site. The Company spent approximately $0.9 million in 1995 to implement a preliminary site remediation plan developed by the Company's environmental consultants and for additional professional consulting services related thereto, including additional investigative work, on-going operation and maintenance of equipment, and initial monitoring costs. The site remediation plan is currently under review by the Connecticut Department of Environmental Protection (DEP). The Company expects that the DEP will approve the final site remediation plan in the second quarter of 1996, which will allow the Company to implement the plan.

     The DEP, in consultation with the U.S. Environmental Protection Agency, has determined that the Newington facility is not subject to federal jurisdiction as a hazardous waste storage facility under the Resource Conservation and Recovery Act. Therefore, the remediation program will be implemented with the oversight of the DEP. The Company estimates that it will spend $400,000 in 1996 for engineering fees and construction costs necessary to implement the DEP approved site remediation plan. Thereafter, the Company expects to spend approximately $60,000 to $80,000 annually to operate, maintain and monitor the remediation equipment. The Company does not presently anticipate any further significant expenditures in connection with site remediation.

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

                                          LOCTITE CORPORATION
                                          (Registrant)

Date: May 10, 1996                        By: /s/  DAVID FREEMAN

                                          --------------------------------------
                                              David Freeman
                                              Chairman, President and Chief
                                              Executive Officer

Date: May 10, 1996                        By: /s/  ROBERT L. ALLER

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