Form 10-Q
period 1996-06-30
LOCTITE CORP
filed 1996-08-14
CIK 60041

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of June 30, 1996, was 32,020,388, $.01 par value.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     [This page intentionally left blank.]

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I.              FINANCIAL INFORMATION
         Item 1.     Financial Statements
                     Consolidated Statement of Earnings and Retained Earnings for
                       the three-month periods and the six-month periods ended June
                       30, 1996 and 1995............................................          2
                     Consolidated Statement of Cash Flows for the six-month periods
                       ended June 30, 1996 and 1995.................................          3
                     Consolidated Balance Sheet at June 30, 1996 and December 31,
                       1995.........................................................          4
                     Notes to Consolidated Financial Statements.....................          6
         Item 2.     Management's Discussion and Analysis of Results of Operations
                       and Changes in Financial Condition...........................          7
PART II.             OTHER INFORMATION
         Item 4.     Submission of Matters to a Vote of Security Holders............         13
         Item 6.     Exhibits and Reports on Form 8-K...............................         13
         Signatures.................................................................         14

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LOCTITE CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                             AND RETAINED EARNINGS

(Unaudited)
(Amounts in thousands, except per share amounts)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                      1996       1995           1996       1995
                                                    -------------------       -------------------
Net sales.........................................  $200,298   $201,161       $400,512   $397,958
Cost of sales.....................................    76,681     75,214        153,163    149,146
                                                    --------   --------       --------   --------
Gross margin......................................   123,617    125,947        247,349    248,812
                                                    --------   --------       --------   --------
Research & development expense....................     7,089      7,540         14,326     14,723
Selling, general and administrative expenses......    85,212     86,321        169,068    167,795
                                                    --------   --------       --------   --------
                                                      92,301     93,861        183,394    182,518
                                                    --------   --------       --------   --------
Earnings from operations..........................    31,316     32,086         63,955     66,294
Investment income.................................       777      1,581          2,417      2,852
Interest expense..................................    (3,409)    (2,103)        (5,994)    (3,847)
Other income (expense)............................      (236)       171           (156)       345
Foreign exchange gain (loss)......................       117        410            288       (202)
                                                    --------   --------       --------   --------
Earnings before income taxes......................    28,565     32,145         60,510     65,442
Provisions for income taxes.......................     7,427      8,031         15,733     16,688
                                                    --------   --------       --------   --------
Net earnings......................................  $ 21,138   $ 24,114         44,777     48,754
                                                    ========   ========
Retained earnings, beginning of period............                             351,487    389,514
Less:
Cash dividends declared (1996 -- $.55
  and 1995 -- $.46)...............................                              17,683     16,277
Stock repurchases.................................                              85,226      4,164
                                                                              --------   --------
Retained earnings, end of period..................                            $293,355   $417,827
                                                                              ========   ========
Earnings per share................................  $   0.66   $   0.68       $   1.38   $   1.38
                                                    ========   ========       ========   ========
Average number of shares outstanding..............    32,111     35,370         32,508     35,370
                                                    ========   ========       ========   ========

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                            1996        1995
                                                                           -------------------
Cash flows from operating activities:
  Net earnings...........................................................  $44,777     $48,754
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.......................................   16,374      16,062
     Deferred income taxes...............................................   (1,647)        245
     Provision for losses -- accounts receivable.........................    1,599       1,379
  Change in:
     Trade and other receivables.........................................  (21,174)    (22,327)
     Inventory...........................................................      271     (10,796)
     Prepaid and other current assets....................................   (2,148)     (5,188)
     Accounts payable and accrued expenses...............................      (91)    (13,693)
     Interest payable....................................................      885         232
     Taxes payable.......................................................    2,978        (358)
  Other..................................................................      (65)         (8)
                                                                           -------     -------
Cash provided by operating activities....................................   41,759      14,302
                                                                           -------     -------
Cash flows from investing activities:
  Additions to property, plant and equipment.............................  (12,395)    (14,867)
  Dispositions of property, plant and equipment..........................      538         588
  Goodwill & intangible portion of acquisitions..........................   (1,051)     (5,823)
  Change in short-term investments.......................................   16,858      (9,707)
  Change in long-term investments........................................      (82)        537
                                                                           -------     -------
Cash provided by (used in) investing activities..........................    3,868     (29,272)
                                                                           -------     -------
Cash flows from financing activities:
  Stock repurchases......................................................  (87,877)     (3,696)
  Issuances of common stock..............................................    3,914       2,281
  Dividends paid.........................................................  (16,559)    (14,858)
  Increase in short-term debt............................................   47,442      19,278
  Payments of long-term debt.............................................     (198)       (221)
  Payments under capital lease obligations...............................     (548)       (924)
                                                                           -------     -------
Cash (used in) provided by financing activities..........................  (53,826)      1,860
                                                                           -------     -------
Effect of exchange rate changes on cash..................................     (336)        661
                                                                           -------     -------
Decrease in cash and cash equivalents....................................   (8,535)    (12,449)
Cash and cash equivalents:
  Beginning of period....................................................   60,333      33,264
                                                                           -------     -------
  End of period..........................................................  $51,798     $20,815
                                                                           =======     =======
Interest paid............................................................  $ 5,130     $ 3,488
Taxes paid (net of refunds)..............................................  $12,562     $18,855

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                           CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

                                                                       JUNE 30,      DECEMBER 31,
                                                                         1996            1995
                                                                      ----------     ------------
                                                                      (UNAUDITED)
                                  A S S E T S
Current assets:
  Cash and cash equivalents.........................................   $ 51,798        $ 60,333
  Time and certificates of deposit..................................      3,191          20,344
  Marketable securities.............................................        118             126
  Accounts and notes receivable (less allowances of $7,229 and
     $6,651)........................................................    162,158         147,743
  Other receivables.................................................     19,060          17,068
  Inventories:
     Finished goods.................................................     56,125          54,686
     Work in process................................................     18,738          20,063
     Raw materials..................................................     21,717          23,028
                                                                       --------        --------
                                                                         96,580          97,777
  Deferred income tax benefit.......................................     16,772          15,149
  Prepaid expenses and other current assets.........................     21,306          19,395
                                                                       --------        --------
Total current assets................................................    370,983         377,935
                                                                       --------        --------
Venture capital and other long-term investments.....................      4,230           4,149
Property, plant and equipment:
  Land and land improvements........................................     22,296          22,359
  Buildings.........................................................    123,009         124,443
  Machinery and equipment...........................................    217,604         210,538
  Construction in progress..........................................      5,890           5,357
                                                                       --------        --------
                                                                        368,799         362,697
  Less -- accumulated depreciation..................................    163,558         153,613
                                                                       --------        --------
                                                                        205,241         209,084
Deferred income tax benefit.........................................      9,186           8,863
Goodwill (net of amortization of $22,881 and $21,190)...............     96,232          97,840
Other intangibles (net of amortization of $10,739 and $10,128)......     11,664          12,256
Other assets........................................................      6,014           5,501
                                                                       --------        --------
Total assets........................................................   $703,550        $715,628
                                                                       ========        ========

        The accompanying notes are an integral part of these statements.

                                                                       JUNE 30,      DECEMBER 31,
                                                                         1996            1995
                                                                      ----------     ------------
                                                                      (UNAUDITED)
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...................................................   $132,556        $ 85,356
  Long-term debt -- current maturities..............................        391             406
  Accounts payable..................................................     37,129          36,003
  Accrued salaries, wages and other compensation....................     17,204          22,164
  Accrued taxes, other than income taxes............................      5,637           7,059
  Accrued income taxes..............................................     25,666          21,242
  Dividends payable.................................................      9,634           8,510
  Accrued pension and retirement benefits...........................      2,234           1,819
  Accrued insurance.................................................      6,766           7,457
  Accrued liabilities -- other......................................     22,573          21,670
                                                                      ----------     ------------
Total current liabilities...........................................    259,790         211,686
                                                                      ----------     ------------
Long-term liabilities:
  Long-term debt....................................................     76,972          77,238
  Capital lease obligations.........................................      1,637           2,161
  Retirement and postretirement obligations.........................     18,845          17,262
  Other.............................................................     10,206          10,483
                                                                      ----------     ------------
                                                                        107,660         107,144
                                                                      ----------     ------------
Stockholders' equity:
  Common stock, $.01 par value:.....................................     48,752          47,489
     Authorized 300,000,000 shares; issued 32,020,388 shares at
       June 30, 1996 and 33,603,019 shares at December 31, 1995
  Retained earnings.................................................    293,355         351,487
  Foreign currency translation adjustment...........................     (5,581)         (1,752)
  Adjustment for minimum pension liability..........................       (426)           (426)
                                                                      ----------     ------------
Total stockholders' equity..........................................    336,100         396,798
                                                                      ----------     ------------
Total liabilities and stockholders' equity..........................   $703,550        $715,628
                                                                       ========      ==========

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

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND CHANGES IN FINANCIAL CONDITION

OPERATIONS
QUARTER ENDED JUNE 30, 1996 VERSUS QUARTER ENDED JUNE 30, 1995

     For the quarters ended June 30, 1996 and June 30, 1995, net sales were $200.3 million and $201.2 million, respectively. Management measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer. A summary (in millions) is as follows:

                                                   QUARTER        QUARTER                     LOCAL
                                                    ENDED          ENDED         DOLLAR      CURRENCY
                                                   6/30/96        6/30/95       % GROWTH     % GROWTH
                                                  ----------     ----------     --------     --------
SALES:
  European Region...............................    $ 80.4         $ 81.5           (1)%          1%
  North American Region.........................      74.8           74.6           --            1
  Latin American Region.........................      22.2           18.8           18           22
  Asian/Pacific Region..........................      22.9           23.5           (2)           7
                                                    ------         ------          ---          ---
     Total Sales from Ongoing Operations........     200.3          198.4            1            4
  Luminescent Systems...........................        --            2.8          n/m          n/m
                                                    ------         ------          ---          ---
     TOTAL SALES................................    $200.3         $201.2           --%           2%
                                                    ======         ======          ===          ===
Industrial Business:
  European Region...............................    $ 44.6         $ 44.4           --%           4%
  North American Region.........................      42.4           42.2            1            1
  Latin American Region.........................       6.8            6.5            3            7
  Asian/Pacific Region..........................      19.6           21.3           (8)           2
                                                    ------         ------          ---          ---
     Total Sales from Ongoing Operations........     113.4          114.4           (1)           3
  Luminescent Systems...........................        --            2.8          n/m          n/m
                                                    ------         ------          ---          ---
     Total Industrial Business Sales............    $113.4         $117.2           (3)%         --%
                                                    ======         ======          ===          ===
Automotive Aftermarket Business:
  European Region...............................    $ 12.4         $ 12.3            1%           3%
  North American Region.........................      20.5           20.9           (2)          (2)
  Latin American Region.........................       2.9            2.5           14           21
  Asian/Pacific Region..........................       2.5            1.8           38           37
                                                    ------         ------          ---          ---
     Total Automotive Aftermarket Business
       Sales....................................    $ 38.3         $ 37.5            2%           3%
                                                    ======         ======          ===          ===
Retail Business:
  European Region...............................    $ 23.4         $ 24.8           (6)%         (5)%
  North American Region.........................      11.9           11.5            4            4
  Latin American Region.........................      12.5            9.8           30           32
  Asian/Pacific Region..........................       0.8            0.4          n/m          n/m
                                                    ------         ------          ---          ---
     Total Retail Business Sales................    $ 48.6         $ 46.5            5%           6%
                                                    ======         ======          ===          ===

n/m = not meaningful

Certain prior period amounts were reclassified between businesses to conform to the 1996 presentation.
- ---------------

     Average net prices changed as a result of changes in list price, changes in product mix, changes in customers, and changes in foreign exchange rates. Such factors are not readily quantifiable individually due to the diversity of markets, product formulations, and product packages.

     In the European region, sales for the quarter ended June 30, 1996 decreased 1% in U.S. dollars and grew 1% in local currency compared to the second quarter of 1995. The limited local currency growth in the region was a result of a continued sluggish European economy. Sales in the region's industrial business were flat in U.S. dollars and improved by 4% in local currency. Automotive aftermarket business sales increased 1% in U.S. dollars and 3% in local currency. Poor economic conditions in France, the Company's largest European market, had its most significant impact on the retail business which reported a sales decrease of 6% in U.S. dollars and 5% in local currency. Sales of the five major countries in the region (France, Italy, U.K., Germany, and Spain) declined 2% in U.S. dollars and increased 1% in local currency. The average sales growth in the major European countries, excluding France, was 3% in U.S. dollars and 4% in local currency.

     Sales in the North American region were flat in U.S. dollars and increased 1% in local currency when compared to the corresponding period of 1995. Sales in each line of business showed little change compared to the prior year with the 4% increase in retail sales being the most significant. Substantial sales growth after the North American realignment undertaken during 1995 is taking longer than expected to achieve. However, the Company's current organizational structure is designed to ensure that the goal of long-term growth, both internally and through strategic acquisitions, is achieved.

     Latin American sales grew 18% in U.S. dollars compared to the second quarter of 1995. Average U.S. dollar sales growth in the five major countries (Brazil, Colombia, Venezuela, Costa Rica, and Chile) was 17%. The sales increase in the region's industrial business was limited to 3% in U.S. dollars due primarily to a sluggish industrial climate in Brazil. The retail business continued its strong growth with a sales increase of 30% in U.S. dollars. Brazil, which has the most significant retail business in the Latin American region, reported retail sales growth of 47% in U.S. dollars attributable to substantial advertising and marketing campaigns implemented to take advantage of specific growth opportunities in the retail market.

     The Asian/Pacific region achieved local currency sales growth of 7% despite a 4% decline in Japan's local currency sales. This local currency gain translated to a 2% decline in U.S. dollars due primarily to the weakness of the Japanese yen in relation to the U.S. dollar. Significant growth in countries other than Japan has created greater diversity in the region. Japan now accounts for less than one-third of the region's total U.S. dollar sales. Further penetration was realized in the automotive aftermarket and retail businesses throughout the region, although the industrial business still accounts for over 85% of the region's total sales. Major countries, excluding Japan (Australia, Korea, China, and Malaysia), reported average local currency sales growth of 16%.

     Interest expense for the quarter ended June 30, 1996 was $1.3 million higher than the respective prior year quarter due in large part to higher average debt levels in the U.S. See "Financial Condition" discussion and analysis for further information.

     Income taxes, as a percentage of earnings before taxes, were 26% for the three month period ended June 30, 1996 and 25% for the three month period ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

     Net sales for the six months ended June 30, 1996 and June 30, 1995 were $400.5 million and $398.0 million, respectively. A summary (in millions) is as follows:

                                                  SIX MONTHS     SIX MONTHS                   LOCAL
                                                    ENDED          ENDED         DOLLAR      CURRENCY
                                                   6/30/96        6/30/95       % GROWTH     % GROWTH
                                                  ----------     ----------     --------     --------
SALES:
  European Region...............................    $167.0         $164.9            1%           2%
  North American Region.........................     143.1          142.4            1            1
  Latin American Region.........................      46.8           41.7           12           15
  Asian/Pacific Region..........................      43.6           43.1            1            9
                                                    ------         ------         ----         ----
     Total Sales from Ongoing Operations........     400.5          392.1            2            3
  Luminescent Systems...........................        --            5.9          n/m          n/m
                                                    ------         ------         ----         ----
     TOTAL SALES................................    $400.5         $398.0            1%           2%
                                                    ======         ======         ====         ====
Industrial Business:
  European Region...............................    $ 93.9         $ 90.8            3%           5%
  North American Region.........................      83.4           83.9           (1)          --
  Latin American Region.........................      12.4           13.0           (5)          (2)
  Asian/Pacific Region..........................      37.2           38.7           (4)           4
                                                    ------         ------         ----         ----
     Total Sales from Ongoing Operations........     226.9          226.4           --            2
  Luminescent Systems...........................        --            5.9          n/m          n/m
                                                    ------         ------         ----         ----
     Total Industrial Business Sales............    $226.9         $232.3           (2)%         --%
                                                    ======         ======         ====         ====
Automotive Aftermarket Business:
  European Region...............................    $ 24.8         $ 24.0            3%           3%
  North American Region.........................      38.3           36.4            5            6
  Latin American Region.........................       6.1            5.5           11           17
  Asian/Pacific Region..........................       4.8            3.6           33           31
                                                    ------         ------         ----         ----
     Total Automotive Aftermarket Business
       Sales....................................    $ 74.0         $ 69.5            6%           7%
                                                    ======         ======         ====         ====
Retail Business:
  European Region...............................    $ 48.3         $ 50.1           (4)%         (5)%
  North American Region.........................      21.4           22.1           (3)          (3)
  Latin American Region.........................      28.3           23.2           22           25
  Asian/Pacific Region..........................       1.6            0.8          n/m          n/m
                                                    ------         ------         ----         ----
     Total Retail Business Sales................    $ 99.6         $ 96.2            4%           4%
                                                    ======         ======         ====         ====

- ---------------
n/m = not meaningful

Certain prior period amounts were reclassified between businesses to conform with the 1996 presentation.

     In the European region, local currency sales growth of 2% was reduced to 1% in U.S. dollars. The five major countries (France, Italy, U.K., Germany, and Spain) reported an average local currency sales growth of 1%. Excluding France, the local currency sales growth of the major countries was 5%. Poor performance in France, the largest European business, is a result of the sluggish local economy and the lingering impact of the general strike during the fourth quarter of 1995. Sales in the industrial business in the European region improved by 5% in local currencies and 3% in U.S. dollars. Automotive aftermarket business sales increased 3% in both local currency and U.S. dollars. The performance in France significantly impacted sales in the retail business, which declined 5% in local currencies and 4% in U.S. dollars.

     Sales in the North American region were relatively flat for the first six months of 1996 compared to the first six months of 1995. Overall, sales increased by 1% in local currencies and in U.S. dollars. In the industrial business, sales were down 1% in U.S. dollars. Automotive aftermarket business sales grew by 5% in U.S. dollars and 6% in local currency. This growth is attributable in part to the introduction of a new heavy-duty gasketing product. Retail business sales decreased 3% in both U.S. dollars and local currency as the Company was impacted by a highly competitive domestic market and temporarily reduced purchasing activity of some major customers in an effort to lower their inventory levels.

     Latin American sales increased 12% in U.S. dollars compared to the first six months of 1995. The region's major countries (Brazil, Venezuela, Colombia, Costa Rica, and Chile) reported average growth of 11% in U.S. dollars. Sales in the industrial business decreased 5% in U.S. dollars. This decline is the result of the sluggish industrial climate in Brazil during the first six months of 1996. Retail business sales, which grew by 22% in U.S. dollars, benefited from substantial advertising and marketing campaigns in Brazil.

     The Asian/Pacific region's local currency sales gains of 9% declined to 1% in U.S. dollars due primarily to a weaker Japanese yen in relation to the U.S. dollar. Local currency sales in Japan are down 2% from the prior year due to the struggling economic climate prevalent during the first six months of 1996 and the movement of some customers' production facilities to other countries. The other major countries (Australia, Korea, China, and Malaysia) reported an average local currency sales growth of 16%. Efforts to increase penetration into the automotive aftermarket and the retail businesses in the region led to a large percentage growth in these markets, although industrial sales still account for the majority of the region's sales for the six months ended June 30, 1996.

     Interest expense increased by $2.1 million during the six month period ended June 30, 1996 compared to the corresponding prior year period due primarily to higher average debt levels in the U.S. See "Financial Condition" discussion and analysis for further information.

     Income taxes, as a percentage of earnings before taxes, were 26.0% for the six month period ended June 30, 1996 and 25.5% for the comparable period ended June 30, 1995.

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

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   -------------------------
                                                                     1996           1995
                                                                   --------     ------------
    (Dollars in thousands)
    Net cash flows from operating activities.....................  $ 41,759       $ 14,302
    Capital expenditures.........................................  $ 12,395       $ 14,867
    Common stock repurchases.....................................  $ 87,877       $  3,696
    Dividends paid...............................................  $ 16,559       $ 14,858

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1996           1995
                                                                   --------     ------------
    (Dollars in thousands)
    Cash and short-term investments*.............................  $ 55,107       $ 80,803
    Total debt...................................................   212,771        166,338
                                                                   --------       --------
    Net debt.....................................................  $157,664       $ 85,535
                                                                   ========       ========

     * Includes cash and cash equivalents, time and certificates of deposit, and short-term marketable securities.

     The Company completed a 3.35 million share stock repurchase program by repurchasing 1.58 million shares of Company stock for $82.1 million during the first six months of 1996. The total cost of the 3.35 million share repurchase program was $166.5 million. Additional expenditures were made in connection with the systematic repurchase of Company stock for certain of the Company's employee benefit plans.

     Dividends paid to stockholders were $16.6 million for the first six months of 1996 compared to $14.9 million for the 1995 period. This increase reflects the net impact of a 20% increase in dividends per share from $0.46 in the 1995 period to $0.55 in the 1996 period and the reduction in outstanding shares of Company stock resulting from the above mentioned stock repurchase program.

     Accounts and notes receivable increased by $14.4 million from December 31, 1995 to June 30, 1996. The largest increases were reported in Western Europe (France, Italy, Germany, and the U.K.) and the U.S. and were a result of higher sales during the second quarter of 1996 compared to the fourth quarter of 1995.

ACQUISITIONS

     During the first quarter of 1996, the Company acquired the remaining forty-nine percent interest in its Loctite Taiwan Co., Ltd. subsidiary, which brought the Company's percent of voting stock owned to 100%. The cost of this acquisition is not material to the Company.

ENVIRONMENTAL MATTERS

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, competitive position, or liquidity. As previously reported in its 1995 Annual Report on Form 10-K, the Company has been investigating a soil and groundwater contamination problem at its Newington, Connecticut facility. The Company spent approximately $200,000 in 1993 and approximately $500,000 in 1994 in continuing subsurface investigation. The Company spent approximately $900,000 in 1995 to complete the investigative phase of the work, to implement a site remediation plan, and for additional professional consulting services related thereto, including on-going operation and maintenance of equipment and initial monitoring costs. The Connecticut Department of Environmental Protection (DEP) approved the final site remediation plan during the second quarter of 1996.

     The DEP, in consultation with the U.S. Environmental Protection Agency, has determined that the Newington facility is not subject to federal jurisdiction as a hazardous waste storage facility under the Resource Conservation and Recovery Act. Therefore, the site remediation plan will be implemented with the oversight of the DEP. The Company estimates that it will spend $400,000 in 1996 for engineering fees and construction costs necessary to implement the site remediation plan. Thereafter, the Company expects to spend approximately $60,000 to $80,000 annually to operate, maintain and monitor the remediation equipment. The Company does not anticipate any further significant expenditures in connection with site remediation.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On April 24, 1996, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect twelve directors to hold office until the next Annual Meeting and until their successors are elected and qualified and to confirm the appointment of the Company's independent accountants for the current fiscal year.

     (b) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter.

          1. Twelve directors were elected to hold office until the next Annual Meeting and until their successors are elected and qualified. A list of such directors, including the votes for, withheld, abstentions, and broker non-votes, is set forth below:

                                                               VOTES                      BROKER
                                                    FOR       WITHHELD    ABSTENTIONS    NON-VOTES
                                                -----------   --------    -----------    ---------
        Robert E. Ix..........................   29,593,430    126,734        none          none
        Frederick B. Krieble..................   29,595,200    124,964
        Dr. Roman Dohr........................   29,626,031     94,133
        Stephen J. Trachtenberg...............   29,636,311     83,853
        David Freeman.........................   29,623,797     96,367
        Peter C. Browning.....................   29,631,350     88,814
        Stephen F. Page.......................   29,637,781     82,383
        Christoph Henkel......................   29,628,179     91,985
        Robert W. Fiondella...................   29,625,049     95,115
        Dr. Jochen Krautter...................   29,397,935    322,229
        Indra K. Nooyi........................   29,613,815    106,349
        Arthur P. Byrne.......................   29,619,199    100,965

          2. The appointment of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year was confirmed. There were 29,660,563 votes cast for the proposal; 40,475 votes against the proposal; 19,126 abstentions; and no broker non-votes.

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

                                          LOCTITE CORPORATION
                                          (Registrant)

Date: August 12, 1996                     By: /s/  DAVID FREEMAN

                                          --------------------------------------
                                              David Freeman
                                              Chairman, President and Chief
                                          Executive Officer

Date: August 12, 1996                     By: /s/  KEITH B. HALL

                                          --------------------------------------
                                              Keith B. Hall
                                              Vice President and Chief Financial
                                          Officer
                                              (Principal Financial and
                                          Accounting Officer)