Form 10-Q
period 1996-09-30
LOCTITE CORP
filed 1996-11-14
CIK 60041

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-7608

                              LOCTITE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELWARE                                      06-0701067
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding as of September 30, 1996, was 32,028,716, $.01 par value.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     [THIS PAGE INTENTIONALLY LEFT BLANK.]

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I.
                        FINANCIAL INFORMATION
           Item 1.      Financial Statements
                        Consolidated Statement of Earnings and Retained Earnings for
                          the three-month periods and the nine-month periods ended
                          September 30, 1996 and 1995.................................      2
                        Consolidated Statement of Cash Flows for the nine-month
                          periods ended September 30, 1996 and 1995...................      3
                        Consolidated Balance Sheet at September 30, 1996 and December
                          31, 1995....................................................      4
                        Notes to Consolidated Financial Statements....................      6
           Item 2.      Management's Discussion and Analysis of Results of Operations
                          and Changes in Financial Condition..........................      7
PART II.
                        OTHER INFORMATION
           Item 6.      Listing of Exhibits and Reports on Form 8-K...................     12
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

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LOCTITE CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                             AND RETAINED EARNINGS

(Unaudited)
(Amounts in thousands, except per share amounts)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  ---------------------     ---------------------
                                                    1996         1995         1996         1995
                                                  ---------------------     ---------------------
Net sales.......................................  $201,824     $195,751     $602,336     $593,709
Cost of sales...................................    76,330       76,939      229,493      226,085
                                                  --------     --------     --------     --------
Gross margin....................................   125,494      118,812      372,843      367,624
                                                  --------     --------     --------     --------
Research & development expense..................     7,579        7,604       21,905       22,327
Selling, general and administrative expenses....    84,297       86,282      253,365      254,077
                                                  --------     --------     --------     --------
                                                    91,876       93,886      275,270      276,404
                                                  --------     --------     --------     --------
Earnings from operations........................    33,618       24,926       97,573       91,220
Investment income...............................     1,012        1,488        3,429        4,340
Interest expense................................    (3,346)      (2,011)      (9,340)      (5,858)
Other income (expense)..........................      (239)        (198)        (395)         147
Foreign exchange gain (loss)....................       311           --          599         (202)
                                                  --------     --------     --------     --------
Earnings before income taxes....................    31,356       24,205       91,866       89,647
Provisions for income taxes.....................     8,152        4,827       23,885       21,515
                                                  --------     --------     --------     --------
Net earnings....................................  $ 23,204     $ 19,378       67,981       68,132
                                                  ========     ========
Retained earnings, beginning of period..........                             351,487      389,514
Less:
Cash dividends declared (1996 -- $.85 and
  1995 -- $.71).................................                              27,291       25,120
Stock repurchases...............................                              86,581       30,729
                                                                            --------     --------
Retained earnings, end of period................                            $305,596     $401,797
                                                                            ========     ========
Earnings per share..............................  $   0.72     $   0.55     $   2.10     $   1.93
                                                  ========     ========     ========     ========
Average number of shares outstanding............    32,026       35,237       32,364       35,317
                                                  ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         ---------------------
Cash flows from operating activities:
  Net earnings.........................................................  $ 67,981     $ 68,132
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.....................................    24,382       23,318
     Deferred income taxes.............................................    (1,712)         101
     Provision for losses -- accounts receivable.......................     2,563        1,489
  Change in:
     Trade and other receivables.......................................   (20,573)     (19,140)
     Inventory.........................................................    (3,397)      (6,192)
     Prepaid and other current assets..................................     2,185       (3,575)
     Accounts payable and accrued expenses.............................     5,829       (8,476)
     Interest payable..................................................     1,075          410
     Taxes payable.....................................................       850       (2,940)
  Other................................................................     2,153        5,478
                                                                         --------     --------
Cash provided by operating activities..................................    81,336       58,605
                                                                         --------     --------
Cash flows from investing activities:
  Additions to property, plant and equipment...........................   (22,840)     (23,625)
  Dispositions of property, plant and equipment........................       958          685
  Goodwill & intangible portion of acquisitions........................    (7,563)      (7,473)
  Decrease in short-term investments...................................    20,080        4,278
  Decrease in long-term investments....................................        72          572
                                                                         --------     --------
Cash used in investing activities......................................    (9,293)     (25,563)
                                                                         --------     --------
Cash flows from financing activities:
  Stock repurchases....................................................   (89,285)     (18,185)
  Issuances of common stock............................................     4,895        3,407
  Dividends paid.......................................................   (26,193)     (23,706)
  Increase in short-term debt..........................................    35,664       11,163
  Payments of long-term debt...........................................    (1,249)        (328)
  Payments under capital lease obligations.............................      (713)      (1,143)
                                                                         --------     --------
Cash used in financing activities......................................   (76,881)     (28,792)
                                                                         --------     --------
Effect of exchange rate changes on cash................................      (472)          10
                                                                         --------     --------
(Decrease) increase in cash and cash equivalents.......................    (5,310)       4,260
Cash and cash equivalents:
  Beginning of period..................................................    60,333       33,264
                                                                         --------     --------
  End of period........................................................  $ 55,023     $ 37,524
                                                                         ========     ========
Interest paid..........................................................  $  8,026     $  5,242
Taxes paid (net of refunds)............................................  $ 27,850     $ 25,949

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                           CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                                                      (UNAUDITED)
                            A S S E T S
Current assets:
  Cash and cash equivalents........................................    $  55,023         $ 60,333
  Time and certificates of deposit.................................           67           20,344
  Marketable securities............................................          118              126
  Accounts and notes receivable (less allowances of $7,779 and
     $6,651).......................................................      160,957          147,743
  Other receivables................................................       18,740           17,068
  Inventories:
     Finished goods................................................       56,200           54,686
     Work in process...............................................       21,023           20,063
     Raw materials.................................................       23,036           23,028
                                                                        --------         --------
                                                                         100,259           97,777
  Deferred income tax benefit......................................       16,824           15,149
  Prepaid expenses and other current assets........................       17,090           19,395
                                                                        --------         --------
Total current assets...............................................      369,078          377,935
                                                                        --------         --------
Venture capital and other long-term investments....................        4,077            4,149
Property, plant and equipment:
  Land and land improvements.......................................       22,248           22,359
  Buildings........................................................      124,242          124,443
  Machinery and equipment..........................................      223,742          210,538
  Construction in progress.........................................        7,055            5,357
                                                                        --------         --------
                                                                         377,287          362,697
  Less -- accumulated depreciation.................................      169,763          153,613
                                                                        --------         --------
                                                                         207,524          209,084
Deferred income tax benefit........................................        9,204            8,863
Goodwill (net of amortization of $23,730 and $21,190)..............      101,553           97,840
Other intangibles (net of amortization of $11,056 and $10,128).....       11,923           12,256
Other assets.......................................................        5,484            5,501
                                                                        --------         --------
Total assets.......................................................    $ 708,843         $715,628
                                                                        ========         ========

        The accompanying notes are an integral part of these statements.

                                                                                       DECEMBER 31,
                                                                                           1995
                                                                     SEPTEMBER 30,     ------------
                                                                         1996
                                                                     -------------
                                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt..................................................    $ 120,989         $ 85,356
  Long-term debt -- current maturities.............................          167              406
  Accounts payable.................................................       39,650           36,003
  Accrued salaries, wages and other compensation...................       20,452           22,164
  Accrued taxes, other than income taxes...........................        6,033            7,059
  Accrued income taxes.............................................       23,198           21,242
  Dividends payable................................................        9,608            8,510
  Accrued pension and retirement benefits..........................        2,432            1,819
  Accrued insurance................................................        6,306            7,457
  Accrued liabilities -- other.....................................       23,139           21,670
                                                                        --------
Total current liabilities..........................................      251,974          211,686
                                                                        --------
Long-term liabilities:
  Long-term debt...................................................       75,943           77,238
  Capital lease obligations........................................        1,499            2,161
  Retirement and postretirement obligations........................       19,790           17,262
  Other............................................................       10,098           10,483
                                                                        --------
                                                                         107,330          107,144
                                                                        --------
Stockholders' equity:
  Common stock, $.01 par value:....................................       49,680           47,489
     Authorized 300,000,000 shares; issued 32,028,716 shares at
      September 30, 1996 and 33,603,019 shares at December 31, 1995
  Retained earnings................................................      305,596          351,487
  Foreign currency translation adjustment..........................       (5,311)          (1,752)
  Adjustment for minimum pension liability.........................         (426)            (426)
                                                                        --------
Total stockholders' equity.........................................      349,539          396,798
                                                                        --------
Total liabilities and stockholders' equity.........................    $ 708,843         $715,628
                                                                        ========

        The accompanying notes are an integral part of these statements.

                              LOCTITE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements and are of a normal recurring nature. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

     The consolidated financial statements and the notes to the consolidated financial statements contained in Loctite Corporation's December 31, 1995 Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained herein.

     Certain reclassifications have been made to the 1995 amounts to conform to the 1996 presentation.

NOTE 2 -- ACQUISITIONS

     In February 1996, the Company acquired the remaining forty-nine percent interest in its Loctite Taiwan Co., Ltd. subsidiary, which brought the Company's percent of voting stock owned to 100%. In September 1996, the Company acquired the pre-applied threadlocker businesses of TAWI Industri AB of Sweden and TAWI BV of the Netherlands. These businesses will be integrated into the Company's existing subsidiaries in Sweden and the Netherlands. The cost of these acquisitions is not material to the Company for purposes of proforma presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         CHANGES IN FINANCIAL CONDITION

OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 VERSUS QUARTER ENDED SEPTEMBER 30, 1995

     Management measures the results of the Company based on businesses and regions. Trade sales between regions are reflected as sales of the region servicing the customer.

     The Company achieved record sales of $201.8 million for the third quarter of 1996 compared to sales of $195.8 million for the comparable prior year quarter. A summary of sales by region and business is as follows (in millions):

                                                       QUARTER     QUARTER                   LOCAL
                                                        ENDED       ENDED       DOLLAR      CURRENCY
                                                       9/30/96     9/30/95     % GROWTH     % GROWTH
                                                       -------     -------     --------     --------
Sales:
  European Region....................................  $  78.7     $  77.8          1%           2%
  North American Region..............................     75.8        71.3          6            7
  Latin American Region..............................     24.3        20.4         19           23
  Asian/Pacific Region...............................     23.0        23.5         (2)           4
                                                        ------      ------        ---          ---
  Total Sales from Ongoing Operations................    201.8       193.0          5            6
  Luminescent Systems................................       --         2.8        n/m          n/m
                                                        ------      ------        ---          ---
     Total Sales.....................................  $ 201.8     $ 195.8          3%           5%
                                                        ======      ======        ===          ===
Industrial Business:
  European Region....................................  $  42.2     $  41.1          3%           5%
  North American Region..............................     42.0        37.7         11           12
  Latin American Region..............................      7.0         5.9         20           24
  Asian/Pacific Region...............................     19.4        20.7         (7)          (1)
                                                        ------      ------        ---          ---
  Total Sales from Ongoing Operations................    110.6       105.4          5            8
  Luminescent Systems................................       --         2.8        n/m          n/m
                                                        ------      ------        ---          ---
     Total Industrial Business Sales.................  $ 110.6     $ 108.2          2%           5%
                                                        ======      ======        ===          ===
Automotive Aftermarket Business:
  European Region....................................  $  11.9     $  11.4          5%           6%
  North American Region..............................     22.5        21.0          7            7
  Latin American Region..............................      2.8         2.9         (2)           3
  Asian/Pacific Region...............................      2.6         2.3         18           18
                                                        ------      ------        ---          ---
     Total Automotive Aftermarket Business Sales.....  $  39.8     $  37.6          6%           7%
                                                        ======      ======        ===          ===
Retail Business:
  European Region....................................  $  24.6     $  25.3         (3)%         (3)%
  North American Region..............................     11.3        12.6        (10)         (10)
  Latin American Region..............................     14.5        11.6         25           26
  Asian/Pacific Region...............................      1.0         0.5        n/m          n/m
                                                        ------      ------        ---          ---
     Total Retail Business Sales.....................  $  51.4     $  50.0          3%           3%
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

     In the European region, sales for the quarter increased 1% in U.S. dollars and 2% in local currency. Sales of the major countries in the region, excluding France, grew by 4% in U.S. dollars and in local currency. Expansion within Central and Eastern European countries contributed 1% to the region's local currency growth. The industrial and automotive aftermarket businesses recorded local currency growth of 5% and 6%, respectively. Continued poor economic conditions in France, the Company's largest European market, had a significant impact on the region's retail business which reported a sales decrease of 3% in U.S. dollars and in local currency.

     The North American region achieved greater sales growth in the quarter ending September 30, 1996 than in the first two quarters of 1996. For the quarter, sales grew 6% in U.S. dollars and 7% in local currency. The largest growth occurred in the industrial business where the Company benefited from an increase in North American automotive production. Sales in the automotive aftermarket business grew 7% for the quarter due to volume increases and sales of a new gasketing product introduced at the end of 1995.

     Sales in Latin America continued to grow at a rapid pace, increasing 19% in U.S. dollars compared to the third quarter of 1995. Significant volume increases were seen in major product lines throughout the industrial and retail businesses. Brazil, which has the most significant retail business in the Latin American region, reported retail sales growth of 34% in U.S. dollars. Automotive aftermarket sales in the region decreased slightly in U.S. dollars due primarily to worsening economic conditions in certain parts of the region.

     The Asian/Pacific region recorded local currency sales growth of 4%, which was reduced to a 2% decline in U.S. dollars due primarily to the weakness of the Japanese yen in relation to the U.S. dollar. Major countries, excluding Japan, reported average local currency sales growth of 6%. Further penetration into the automotive aftermarket and retail businesses throughout the region was partially offset by a decline in industrial business sales of 1% in local currency and 7% in U.S. dollars. Efforts by certain customers in the electronics industry to reduce inventory levels resulted in the lower industrial business sales.

     Gross margins as a percent of sales increased from 60.7% for the third quarter of 1995 to 62.2% for the 1996 quarter. This improvement is attributed to higher margins in the North American region and the sale of the low margin Luminescent Systems business in the fourth quarter of 1995. North American margins increased as a result of cost efficiencies created by higher production volumes during the quarter and a change in channel mix within the region.

     Operating expenses were $2.0 million lower than the prior year quarter. In the third quarter of 1995 the Company recorded a $5.5 million charge to realign North American operations. Operating expenses as a percentage to sales, excluding the realignment change, were substantially unchanged, increasing slightly from 45.2% in 1995 to 45.5% in 1996.

     Interest expense for the quarter ended September 30, 1996 was $1.3 million higher than the prior year quarter due in large part to higher average debt levels in the U.S. See "Financial Condition" discussion and analysis for further information.

     Income taxes, as a percentage of earnings before taxes, were 26% for the three month period ended September 30, 1996 and 20% for the three month period ended September 30, 1995. The rate for the 1995 period reflects a reduction in the effective tax rate to 24% for the nine month period ended September 30, 1995. This reduction was the result of lower earnings in the United States, where the effective tax rate is substantially higher than the Company's overall effective tax rate.

     The Company reported net earnings of $23.2 million, or $0.72 per share, for the quarter compared to earnings of $19.4 million, or $0.55 per share (after a loss of $0.10 per share for the realignment charge related to the North American business), for the prior year period. Excluding the effect of the realignment charge, earnings per share increased 11% from $0.65 in 1995 to $0.72 in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales for the nine months ended September 30, 1996 and September 30, 1995 were $602.3 million and $593.7 million, respectively. A summary (in millions) is as follows:

                                                      NINE MONTHS   NINE MONTHS               LOCAL
                                                         ENDED         ENDED       DOLLAR    CURRENCY
                                                        9/30/96       9/30/95     % GROWTH   % GROWTH
                                                      -----------   -----------   --------   --------
Sales:
  European Region...................................    $ 245.7       $ 242.7          1%         2%
  North American Region.............................      218.9         213.7          2          3
  Latin American Region.............................       71.1          62.1         15         18
  Asian/Pacific Region..............................       66.6          66.5         --          7
                                                         ------        ------        ---        ---
  Total Sales from Ongoing Operations...............      602.3         585.0          3          4
  Luminescent Systems...............................         --           8.7        n/m        n/m
                                                         ------        ------        ---        ---
     Total Sales....................................    $ 602.3       $ 593.7          1%         3%
                                                         ======        ======        ===        ===
Industrial Business:
  European Region...................................    $ 136.1       $ 131.9          3%         5%
  North American Region.............................      125.4         121.6          3          4
  Latin American Region.............................       19.4          18.9          3          6
  Asian/Pacific Region..............................       56.6          59.4         (5)         2
                                                         ------        ------        ---        ---
  Total Sales from Ongoing Operations...............      337.5         331.8          2          4
  Luminescent Systems...............................         --           8.7        n/m        n/m
                                                         ------        ------        ---        ---
     Total Industrial Business Sales................    $ 337.5       $ 340.5         (1)%        1%
                                                         ======        ======        ===        ===
Automotive Aftermarket Business:
  European Region...................................    $  36.7       $  35.4          4%         4%
  North American Region.............................       60.8          57.4          6          6
  Latin American Region.............................        8.9           8.4          7         12
  Asian/Pacific Region..............................        7.4           5.9         27         26
                                                         ------        ------        ---        ---
     Total Automotive Aftermarket Business Sales....    $ 113.8       $ 107.1          6%         7%
                                                         ======        ======        ===        ===
Retail Business:
  European Region...................................    $  72.9       $  75.4         (3)%       (4)%
  North American Region.............................       32.7          34.7         (6)        (6)
  Latin American Region.............................       42.8          34.8         23         25
  Asian/Pacific Region..............................        2.6           1.2        n/m        n/m
                                                         ------        ------        ---        ---
     Total Retail Business Sales....................    $ 151.0       $ 146.1          3%         3%
                                                         ======        ======        ===        ===

n/m = not meaningful.

Certain prior period amounts were reclassified between businesses to conform with the 1996 presentation.
---------------
     In the European region, local currency sales grew by 2% and sales in U.S. dollars grew by 1%. Local currency sales of major countries in the region grew 1% compared to the first nine months of 1995. Central and European countries contributed 1% to the region's local currency growth. Local currency growth in the industrial and automotive aftermarket businesses of 5% and 4%, respectively, was partially offset by a reduction in retail business sales of 4%. All lines of business were unfavorably impacted by the slow economy in parts of Western Europe, although the most significant impact was on the retail business.

     Sales in the North American region grew 2% in U.S. dollars and 3% in local currency for the first nine months of 1996. U.S. dollar sales in the industrial business grew by 3% due to volume increases. Sales growth of 6% in the automotive aftermarket business is attributable in part to the introduction of a new heavy-duty gasketing product. Retail business sales decreased 6% in U.S. dollars as the Company was impacted by temporarily reduced purchasing activity of some major customers in an effort to lower their inventory levels.

     Latin American sales increased 15% in U.S. dollars compared to the first nine months of 1995. The largest growth was achieved in the retail business, which grew by 23% in U.S. dollars, benefiting from substantial advertising and marketing campaigns in Brazil.

     The Asian/Pacific region's local currency sales grew by 7% but were flat in U.S. dollars due primarily to a weaker Japanese yen in relation to the U.S. dollar. Local currency sales in Japan are down 2% from the prior year due to a sluggish industrial economic climate and the movement of some customers' production facilities to other countries. Other major countries in the region reported an average local currency sales growth of 12%. Efforts to increase penetration in the automotive aftermarket and the retail businesses in the region led to a large percentage growth in these markets, although industrial sales, which grew 2% in local currency, still account for the majority of the region's sales for the nine months ended September 30, 1996.

     Operating expenses decreased $1.1 million compared to the prior year period. Excluding a $5.5 million charge to realign the Company's North American operations taken during the third quarter of 1995, operating expenses as a percentage to sales were unchanged from the prior year period.

     Interest expense increased by $3.5 million during the period due primarily to higher average debt levels in the U.S. See "Financial Condition" discussion and analysis for further information.

     Income taxes, as a percent of earnings before taxes, were 26% for the nine month period ended September 30, 1996 and 24% for the comparable period ended September 30, 1995. The higher rate for 1996 is due primarily to higher earnings in the United States.

     The Company reported earnings of $68.0 million, or $2.10 per share, for the nine months ended September 30, 1996 versus earnings of $68.1 million, or $1.93 per share (after a loss of $0.10 per share for the realignment charge related to the North American business), for the prior year period. Excluding the effect of the realignment charge, earnings per share increased 3% from $2.03 in 1995 to $2.10 in 1996.

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

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 ------------------------------
                                                                     1996              1995
                                                                 -------------     ------------
    (Dollars in thousands)
    Net cash flows from operating activities...................    $  81,336         $ 58,605
    Capital expenditures.......................................    $  22,840         $ 23,625
    Common stock repurchases...................................    $  89,285         $ 18,185
    Dividends paid.............................................    $  26,193         $ 23,706

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
    (Dollars in thousands)
    Cash and short-term investments*...........................    $  55,208         $ 80,803
    Total debt.................................................      199,703          166,338
                                                                    --------         --------
    Net debt...................................................    $ 144,495         $ 85,535
                                                                    ========         ========

     * Includes cash and cash equivalents, time and certificates of deposit, and short-term marketable securities

     The Company completed a 3.35 million share stock repurchase program by repurchasing 1.58 million shares of Company stock for $82.1 million during 1996. The total cost of the 3.35 million share repurchase program was $166.5 million. Additional expenditures were made in connection with the systematic repurchase of Company stock for certain of the Company's employee benefit plans.

     Dividends paid to stockholders were $26.2 million for the first nine months of 1996 compared to $23.7 million for the 1995 period. This increase reflects the net impact of a 20% increase in dividends per share from $0.71 in the 1995 period to $0.85 in the 1996 period, partially offset by the reduction in outstanding shares of Company stock resulting from the above mentioned stock repurchase program.

ACQUISITIONS

     In February of 1996, the Company acquired the remaining forty-nine percent interest in its Loctite Taiwan Co., Ltd. subsidiary, which brought the Company's percent of voting stock owned to 100%. In September of 1996, the Company acquired the pre-applied threadlocker businesses of TAWI Industri AB of Sweden and TAWI BV of the Netherlands. These businesses will be integrated into the Company's existing subsidiaries in Sweden and the Netherlands. The cost of these acquisitions is not material to the Company for purposes of proforma presentation.

ENVIRONMENTAL MATTERS

     Continuing compliance with existing federal, state, and local provisions dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, competitive position, or liquidity. As previously reported in its 1995 Annual Report on Form 10-K, the Company has been investigating a soil and groundwater contamination problem at its Newington, Connecticut facility. The Company spent approximately $.2 million in 1993 and approximately $.5 million in 1994 in continuing subsurface investigation. The Company spent approximately $.9 million in 1995 to complete the investigative phase of the work and for additional professional consulting services. The Connecticut Department of Environmental Protection (DEP) approved the final site remediation plan during the second quarter of 1996 and will oversee implementation of the plan. The Company estimates that it will spend $1.4 million in 1996 for engineering fees and construction costs necessary to implement the site remediation plan. Thereafter, the Company expects to spend approximately $.1 million annually to operate, maintain and monitor the remediation equipment. The Company does not anticipate any further significant expenditures in connection with site remediation.

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

                                          LOCTITE CORPORATION
                                          (Registrant)

Date: November 12, 1996                       By: /s/  DAVID FREEMAN
                                                  -------------------------------------------
                                                  David Freeman
                                                  Chairman, President and Chief Executive
                                                  Officer

Date: November 12, 1996                       By: /s/  KEITH B. HALL
                                                  -------------------------------------------
                                                  Keith B. Hall
                                                  Vice President and Chief Financial Officer
                                                  (Principal Financial and Accounting
                                                  Officer)